Form 10QSB
period 1997-04-30
DUNN COMPUTER CORP
filed 1997-06-16
CIK 1030266

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 30, 1997

         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to ________

                           Commission File No. 0-22263

                            DUNN COMPUTER CORPORATION
             (Exact name of Registrant as specified in its charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

                                   54-1424654
                      (I.R.S. Employer Identification No.)

                    1306 Squire Court, Sterling, VA. 20166
               (Address of principal executive offices) (zip code)

              (Registrant's telephone number, including area code)
                                 (703) 450-0400

                                    NO CHANGE

                                    --------
          Former name or former address, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No______.

         As of June 15, 1997 there were 5,000,000 shares of the registrant's common stock outstanding.

This quarterly report on Form 10-Q contains 9 pages, of which this is page 1.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DUNN COMPUTER CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                Three Months Ended     Six Months Ended
                                     April 30,              April 30,
                                ------------------     ----------------------
                                  1996       1997         1996        1997
                                --------   ---------   ----------   ---------
Revenue                       $5,073,052  $3,989,079  $11,418,025  $9,492,429
Costs of revenue               3,864,283   3,470,633    8,680,629   7,670,210
                               ---------  ----------   ----------  ----------
Gross profit                   1,208,769     516,446    2,737,396   1,822,219
Interest expense                                           57,227
Selling and marketing             99,649     112,259      179,963     293,766
General and administrative       462,903     216,361    1,022,316     468,480
                               ---------  ----------   ----------  ----------

Income from operations           646,217     187,826    1,535,117   1,059,973

Other income                       8,246      25,894       11,086      33,562
                               ---------  ----------   ----------  ----------
Net income before income taxes   654,463     213,720    1,488,976   1,093,535

Provision for income taxes       251,750      84,300      573,050     418,300
                               ---------  ----------   ----------  ----------
Net income                      $402,713    $129,420     $915,926    $675,235
                               ---------  ----------   ----------  ----------
                               ---------  ----------   ----------  ----------


Earnings per share               $0.10        $0.03        $0.23       $0.16
                               --------   ----------   ----------  ----------
                               --------   ----------   ----------  ----------
Weighted average number of
shares outstanding             4,050,150   4,264,413    4,050,150   4,210,166
                               ---------  ----------   ----------  ----------
                               ---------  ----------   ----------  ----------

The accompanying notes are an integral part of these consolidated statements.

DUNN COMPUTER CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                               April 30,
                                                                  1997
                                                              -----------
                           ASSETS

  Current assets

    Cash and cash equivalents                                   $5,722,833
    Accounts receivable, less allowance for
         doubtful accounts of $15,000                            3,943,840
    Inventory, less obsolescence reserve of $20,000                317,719
    Investments                                                    150,000
    Prepaid expenses and other current assets                       48,237
                                                                ----------
  Total current assets                                          10,182,629

  Property and equipment, net                                       72,809

  Other assets
                                                                ----------
  Total assets                                                 $10,255,438

                                                                ----------
                                                                ----------
          Liabilities and stockholders' equity

 Current liabilities
     Accounts payable                                            3,085,580
     Accrued expenses                                              510,621
     Income taxes payable                                           58,994
     Deferred tax credit                                             8,700
     Unearned revenue                                               22,896
                                                                ----------
  Total current liabilities                                      3,686,791

  Stockholders' equity
    Preferred Stock $.001 par value; 2,000,000 shares
         authorized, no shares issued and outstanding
    Common stock, $.001 par value:
       20,000,000 shares authorized.
       Issued and outstanding:
       5,000,000 shares in 1997                                      5,000
    Additional paid-in capital                                   4,065,078
    Retained earnings                                            2,498,569

                                                                ----------
  Total stockholders' equity                                     6,568,647
                                                                ----------
  Total liabilities and stockholders' equity                   $10,255,438
                                                                ----------
                                                                ----------

The accompanying notes are an integral part of these consolidated financial statements.

DUNN COMPUTER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Six Months Ended
                                                               April 30,
                                                       ----------------------
                                                          1996         1997
                                                       ---------    ---------
OPERATING ACTIVITIES:

Net income                                             $ 915,926    $ 675,235
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:

    Depreciation and amortization                         12,900        8,053
    Changes in operating assets and liabilities
      Accounts receivable                             (1,245,476)    (769,780)
      Inventory                                          963,368      667,884
      Other assets and prepaid expenses                      128      (44,697)
      Accounts payable                                  (704,547)     633,417
      Accrued expenses                                    23,780      225,377
      Deferred tax credit                               (112,141)      (2,386)
      Unearned revenue                                      -         (44,744)
                                                        ---------    ---------
      Net cash provided by (used in)
      operating activities                               262,095      888,047
                                                        ---------    ---------
INVESTING ACTIVITIES:
Purchase of property and equipment                        (6,000)     (17,099)
Purchase of investment                                  (150,000)
                                                        ---------    ---------
Net cash used in investing activities                   (156,000)     (17,099)
                                                        ---------    ---------
FINANCING ACTIVITIES:
Proceeds from bank line of credit                      2,122,245         -
Payments on bank line of credit                       (2,384,282)        -
Proceeds from issuance of Common Stock                      -        3,954,221
Repayment from stockholder                               100,000         -
                                                        ---------    ---------
Net cash provided by (used in) financing
  activities                                            (162,037)    3,954,221

Net increase (decrease) in cash and cash equivalents (55,942) 4,825,169 Cash and cash equivalents at
  beginning of period                                    138,938       897,664
                                                        ---------    ---------
Cash and cash equivalents at end of
  period                                              $   82,996    $5,722,833
                                                        ---------    ---------
                                                        ---------    ---------
SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid                                         $   57,227         -
                                                        ---------    ---------
                                                        ---------    ---------
Income taxes paid                                     $  277,000     $ 881,000
                                                        ---------    ---------
                                                        ---------    ---------


The accompanying notes are an integral part of these consolidated financial statements.

DUNN COMPUTER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The consolidated financial statements for the three month and six month periods ended April 30, 1996 and 1997 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the Registration Statement on Form SB-2 of Dunn Computer Corporation (the "Company") which includes consolidated financial statements and notes thereto for the years ended October 31, 1995 and 1996 and for the three months ended January 31, 1996 and 1997.

2. Recent pronouncements

In February 1997, the Financial Accounting Standards Board issued Statement No. 128,EARNINGS PER SHARE, which is required to be adopted in the Company's fiscal 1998 financial statements. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the three and six month periods ended April 30, 1996 and 1997 is not expected to be material.

3. Initial Public Offering

On April 21, 1997, the Company issued 1,000,000 shares of Common Stock in an initial public offering, which generated Net proceeds of approximately $3,950,000.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS RESULTS OF OPERATIONS

REVENUES:
Revenues for the quarter ended April 30, 1997 were $3,987,079 as compared to $5,073,052 for the quarter ended April 30, 1996, a decline of 21.4%. In the quarter ended April 30, 1996, the Company delivered $2.5 million to Lockheed Martin for the for the DMS program vs $155,000 for the quarter ended April 30, 1997. The decline in Lockeed Martin revenues is due to a delay in the final testing of the DMS software. The implementation of the DMS program has been delayed until August 1997. Part of the short fall in the Lockheed revenue was offset by an increase in GSA revenue from approximately $575,000 to $1.7 million.

Revenues for the six months ended April 30, 1997 were $9,492,429 as compared to $11,418,025 for the six months ended April 30, 1996. The 16.9% decline was caused by the decline in revenue from the Lockheed contract and two other contracts that affected the first quarter of fiscal 1996. Increased revenue from the GSA and the US Courts contracts offset $4.1 million of the decline.

GROSS MARGIN:
Gross margin declined from 23.8% for the quarter ended April 30, 1996 to 13.0% for the quarter ended April 30, 1997. The decline can be attributed to an abnormally high gross margin in fiscal 1996, the decline in revenue, the increase in operating expenses, and the start up of new contracts. Gross margin can fluctuate from quarter to quarter. The target gross margin is 22.0%.

For the six months ended April 30, gross margin decline from 24.0% in fiscal 1996 to 19.2% in fiscal 1997. The decline was caused by the reasons metioned above.

SELLING AND MARKETING:
For the quarter ended April 30, selling and marketing expenses increased from $99,649 in fiscal 1996 to $112,259 in fiscal 1997. The increase is attributable to the increase in the Company's personel. For the six months ended April 30, selling and marketing increased from $179,963 in fiscal 1996 to $293,766 in fiscal 1997 for the same expenses. As a percentage of revenue, selling and marketing expense increased from 1.6% for the six months ended April 30, 1996 to 3.1% for the six months ended April 30, 1997. The increase was caused by the decline in revenue and the increase in expenditures.

GENERAL AND ADMINISTRATIVE:
General and administrative expense declined from $462,903 for the quarter ended April 30, 1996 to $216,361 for the quarter ended April 30, 1997. As a percentage of revenue, general and administrative expense declined from 9.1% to 5.4%. Substantially all of the decline can be attributed to the decline in executive compensation. For the six months ended April 30, general and administrative expense declined from 9.0% in fiscal 1996 to 4.9% in fiscal 1997 because of the decline in executive compensation.

OTHER INCOME:
Other income derived primarily from interest income increased from $8,246 in the quarter ended April 30, 1996 to $25,894 for the quarter ended April 30, 1997. For the six months ended April 30, other income increased from $11,086 in 1996 to $33,562 in 1997. The income was primarily from interest income.

PROVISION FOR INCOME TAXES:
For the quarter ended April 30, 1997 the effective tax rate was 38.5% of taxable income as compared to 38.4% for the quarter ended April 30,1996. For the six months ended April 30, 1996 the effective tax rate was 38.5% of taxable income compared to 38.3% for the six months ended April 30, 1997. The reduction was due to a minor decrease in non deductible expenses.

NET INCOME AND QUARTERLY RESULTS
Net income declined to $129,420 from $402,713 in the second quarter of 1997 compared to the second quarter of 1996. Net income for the first six months declined from $915,926 to $675,235 as a result of the above factors.


PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
Exhibit 11.1: Statement of computation of earnings per share.
Exhibit 27: Financial Data Schedule.
(b)  No reports on Form 8-K were filed during the quarter ended April 30, 1997.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Dunn Computer Corporation
                                        (Registrant)

Date   June 16, 1997          By:  /s/ John D. Vazzana
      ---------------------       --------------------------------
                                      John D. Vazzana,
                                  Executive Vice-President,
                                   Chief Financial Officer
                              (Principal Accounting Officer and
                                   Duly Authorized Officer)

COMPUTATION OF EARNINGS PER SHARE

                                Three Months ended          Six Months Ended
                                     April 30,                   April 30,
                                ------------------         ------------------
                                 1996       1997            1996       1997
                                --------    ------         -------     ------

Earnings per share
Weighted avaerage number
  of shares outstanding        4,000,000   4,264,413     4,000,000   4,210,166
Common equivalent shares from
  options issued during the
  twelve month period to the
  filing of the SB-2 (using
 the treasury stock method)       50,150      44,515        50,150      47,379
Weighted average number of
  common stock equivalent
  shares from options and
  warrants (using the
  treasury stock method)          -          107,539         -         107,539
                                --------   ---------     ---------   ---------
Total                          4,050,150   4,264,413     4,050,150   4,210,166
                               ---------   ---------     ---------   ---------
                               ---------   ---------     ---------   ---------

Net income                      $402,713    $129,420      $915,926    $675,235
                               ---------   ---------     ---------   ---------
Earnings per share                 $0.10       $0.03         $0.23       $0.16
                               ---------   ---------     ---------   ---------
                               ---------   ---------     ---------   ---------