Form 10QSB
period 1997-07-31
DUNN COMPUTER CORP
filed 1997-09-15
CIK 1030266

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                    FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended July 31, 1997

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

                              --------------------------

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

    As of September 15, 1997 there were 5,150,000 shares of the registrant's common stock outstanding.

This quarterly report on Form 10-Q contains  9  pages, of which this is page 1.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             DUNN COMPUTER CORPORATION
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (unaudited)

                                Three Months Ended       Nine Months Ended
                                     July 31,                 July 31,
                                --------------------   -----------------------
                                  1996       1997         1996         1997
                                --------   ---------   ----------    ---------
Revenues                      $1,562,945  $2,489,533  $12,980,970  $11,981,962
Costs of revenues              1,427,812   1,874,980   10,108,441    9,545,190
                              ----------  ----------  -----------  -----------
Gross profit                     135,133     614,553    2,872,529    2,436,772

Selling and marketing            156,217     248,267      336,180      542,033
General and administrative       167,652     266,264    1,189,968      734,744
                              ----------  ----------  -----------  -----------


Income (loss) from operations   (188,736)    100,022    1,346,381    1,159,995
Interest income (expense)         13,686      44,275      (40,701)      75,229
Other income                       7,790         592       16,036        3,200
                              ----------  ----------  -----------  -----------
Net income (loss)               (167,260)    144,889    1,321,716    1,238,424
before income taxes

Provision for (benefit from)
 income taxes                    (64,000)     45,000      509,050     463,300
                              ----------  ----------  ----------- -----------

Net income (loss)             $ (103,260) $   99,889  $   812,666 $   775,124


Earnings (loss) per share     $    (0.03) $     0.02  $      0.20 $      0.17

Weighted average number of
shares outstanding             4,050,150   5,093,226    4,050,150   4,498,266


The accompanying notes are an integral part of these consolidated statements.

                             DUNN COMPUTER CORPORATION
                             CONSOLIDATED BALANCE SHEET


                                                       July 31,
                                                         1997
                                                     -----------
                    ASSETS

  Current assets
    Cash and cash equivalents                         $4,313,702
    Accounts receivable, less allowance for
               doubtful accounts of $15,000            3,611,307
    Inventory, less obsolescence reserve of $20,000      900,702
    Prepaid income taxes                                 139,270
    Investments                                          150,000
    Prepaid expenses and other current assets             32,616
                                                      ----------
  Total current assets                                 9,147,597
  Property and equipment, net                             79,023
                                                      ----------
  Total assets                                        $9,226,620
                                                      ----------
                                                      ----------

          LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities
     Accounts payable                                  2,325,957
     Accrued expenses                                    258,527
     Deferred tax liability                                8,700
                                                      ----------
  Total current liabilities                            2,593,184

  Stockholders' equity
    Preferred Stock $.001 par value; 2,000,000 shares
      authorized, no shares issued and outstanding
    Common Stock, $.001 par value;
               20,000,000 shares authorized, 5,000,000
               shares issued and outstanding:              5,000
    Additional paid-in capital                         4,029,978
    Retained earnings                                  2,598,458
                                                      ----------
  Total stockholders' equity                           6,633,436
                                                      ----------
  Total liabilities and stockholders' equity          $9,226,620
                                                      ----------
                                                      ----------

   The accompanying notes are an integral part of these consolidated financial statements.

                             DUNN COMPUTER CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           Nine Months Ended
                                                               July 31,
                                                       ----------------------
                                                          1996         1997
                                                       ---------    ---------
OPERATING ACTIVITIES:
Net income                                             $ 812,666    $ 775,124
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
    Depreciation and amortization                         20,250       13,903
    Changes in operating assets and liabilities
      Accounts receivable                                972,122     (437,247)
      Inventory                                          651,155       84,901
      Prepaid expenses and other assets                      122      (29,076)
      Prepaid income taxes                                     -     (139,270)
      Accounts payable                                  (732,786)    (126,204)
      Accrued expenses                                     3,587      (26,717)
      Deferred tax liability                            (112,141)      (2,386)
      Income tax payable                                 174,362     (519,308)
      Unearned revenue                                         -      (67,640)
                                                       ---------    ---------
      Net cash provided by (used in)
      operating activities                             1,789,337     (473,920)
                                                       ---------    ---------
INVESTING ACTIVITIES:
Purchase of property and equipment                       (24,000)     (29,163)
Purchase of investment                                  (150,000)           -
                                                       ---------    ---------
Net cash used in investing activities                   (174,000)     (29,163)
                                                       ---------    ---------

FINANCING ACTIVITIES:
Proceeds from bank line of credit                      2,122,245            -
Payments on bank line of credit                       (2,387,335)           -
Proceeds from issuance of Common Stock                         -    3,919,121
Repayment from stockholder                               100,000            -
                                                       ---------    ---------
Net cash (used in) provided by financing
  activities                                            (165,090)   3,919,121

Net increase in cash and cash equivalents              1,450,247    3,416,038
Cash and cash equivalents at
  beginning of period                                    138,938      897,664
                                                       ---------    ---------
Cash and cash equivalents at end of
  period                                              $1,589,185   $4,313,702
                                                       ---------    ---------
                                                       ---------    ---------
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                          $  59,058            -
                                                       ---------    ---------
                                                       ---------    ---------
Income taxes paid                                      $ 277,000   $1,082,000
                                                       ---------    ---------
                                                       ---------    ---------

   The accompanying notes are an integral part of these consolidated financial statements.

                              Dunn Computer Corporation
                      Notes to Consolidated Financial Statements

1.             BASIS OF PRESENTATION

The consolidated financial statements for the three month and nine month periods ended July 31, 1996 and 1997 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the Registration Statement on Form SB-2 of Dunn Computer Corporation (the "Company") which includes consolidated financial statements and notes thereto for the years ended October 31, 1995 and 1996 and for the three months ended January 31, 1996 and 1997.

2.             RECENT PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted in the Company's fiscal 1998 financial statements. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the three and nine month periods ended July 31, 1996 and 1997 is not expected to be material.

3.             SUBSEQUENT EVENTS

On September 4, 1997, the Company increased the number of Common Stock options available for grant under the Stock Option Plan from 600,000 to 2,200,000. This increase was approved by a majority of the Company's stockholders on September 11, 1997.

On September 12, 1997, the Company acquired by merger substantially all of the assets and liabilities of STMS, Inc., a Delaware corporation, ("STMS") for 150,000 shares of the Company's Common Stock. In conjunction with the acquisition, the Company settled a note payable and certain accounts payable due to a former stockholder of STMS as well as the Company purchased this stockholder's 47% ownership interest in Glacier Corporation, an affiliated company of STMS. The Company paid this shareholder $1,044,500 in cash and 25,000 options to purchase Common Stock at $6.125 per share.

The Company entered into employment agreements with three officers of STMS under which the Company is required to pay an aggregate of $525,000 in base salary annually over the next three years and issue options to purchase 1,400,000 shares of the Company's Common Stock, at fair market value as of September 12, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES:

Revenues for the quarter ended July 31, 1997 were $2,489,533 as compared to $1,562,945 for the quarter ended July 31, 1996, an increase of 59.3%. In the quarter ended July 31, 1997, the Company delivered $1,085,500 to Lockheed as compared to $359,000 for the quarter ended July 31,1996. The increase reflects the initial deployment of systems under the DMS contract. Increases in revenue related to US Courts and GSA contracts accounted for the balance of the increase.

Revenues for the nine months ended July 31, 1997 were $11,981,962 compared to $12,980,970 for the nine months ended July 31, 1996. The 7.7% decline was caused by the decline in revenue from the Lockheed contract and two other contracts that affected the first quarter of fiscal 1997. Increased revenue from the GSA and the US Courts contracts offset $3.4 million of the decline.

GROSS MARGIN:

Gross margin increased from 8.6% for the quarter ended July 31, 1996 to 24.7% for the quarter ended July 31, 1997. The increase can be attributed to an abnormally low gross margin in fiscal 1996, the increase in revenue, and the product mix. Gross margins can fluctuate from quarter to quarter. The target gross margin is 22.0%.

For the nine months ended July 31, gross margin declined from 22.1% in fiscal 1996 to 20.3% in fiscal 1997. The decline was caused by substantially lower gross margins in the second quarter.

SELLING AND MARKETING:

For the quarter ended July 31, selling and marketing expenses increased from $156,217 in fiscal 1996 to $248,267 in fiscal 1997. The increase is attributable to the increase in the Company's personnel and an increase in advertising . For the nine months ended July 31, selling and marketing increased from $336,180 in fiscal 1996 to $542,033 in fiscal 1997 for the reasons noted above. As a percentage of revenue, selling and marketing expense increased from 2.6% for the nine months ended July 31, 1996 to 4.5% for the nine months ended July 31, 1997. The increase was caused by the decline in revenue and the increase in expenditures.

GENERAL AND ADMINISTRATIVE:

General and administrative expense increased from $167,652 for the quarter ended July 31, 1996 to $266,264 for the quarter ended July 31, 1997. The increase can be attributed to the increase in personnel, Stockholder's relations and other operating expenses. For the nine months ended July 31, general and administrative expense declined from $1,189,968 (9.2% of revenue) in fiscal 1996 to $734,744 (6.1% of revenue) in fiscal 1997 because of the decline in executive compensation offsets the other increases in operating expenses.

INTEREST AND OTHER INCOME:

Interest and other income derived primarily from tax free interest income increased from $21,476 in the quarter ended July 31, 1996 to $44,867 for the quarter ended July 31, 1997. For the nine months ended July 31, interest and other income increased from an expense of $ 24,665 in 1996 to income of $78,429 in 1997. The increase was primarily due to interest income.

PROVISION FOR INCOME TAXES:

For the quarter ended July 31, 1997 the effective tax rate was 31.1% of taxable income. The decline from the historical rate of 38.5% is the result of the benefit of tax free interest income. For the quarter ended July 31,1996, the Company recorded a negative tax expense as a result of the operating loss. For the nine months ended July 31, 1996 the effective tax rate was 38.5% of taxable income compared to 37.4% for the nine months ended July 31, 1997. The reduction was due to a minor decrease in non-deductible expenses and the effect of the tax free interest income.

NET INCOME AND QUARTERLY RESULTS

Net income increased from a loss of $103,260 to a net profit of $99,889 in the third quarter of 1997 compared to the third quarter of 1996. Net income for the first nine months declined from $812,666 to $775,124 as a result of the above factors.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its cash flows needs through cash generated by operations and its bank credit arrangement.

The Company has generated positive cash flows in the nine months ended July 31, 1996 and 1997. In the nine months ended July 31, 1997, the Company utilized $473,920 in operating activities. Cash from operating activities decreased primarily due to the payment of income taxes and the increase in accounts receivable. In the nine months ended July 31, 1996, the Company generated $1,789,337 from operating activities. Cash from operating activities increased principally from the payment of outstanding accounts receivable and the net income for the period offset by the decrease in accounts payable.

In the nine months ended July 31, 1997, the Company used $29,163 of its investing cash flow to purchase capital equipment. In the nine months ended July 31, 1996, the Company used $174,000 of its investing cash flow to purchase $24,000 of capital equipment and to invest $150,000 in WIZnet, an Internet related company.

In the nine months ended July 31, 1997, the Company generated $3,919,121 from financing activities from net proceeds from the initial public offering. In the nine months ended July 31, 1996, the Company used $165,090 of financing cash flow due primarily to the repayment of debt outstanding offset by the repayment of an account receivable from a stockholder.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit 11.1: Statement of computation of earnings per share.

Exhibit 27: Financial Data Schedule.

(b)  No reports on Form 8-K were filed during the quarter ended July 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Dunn Computer Corporation
                                   (Registrant)
Date   June 16, 1997       By:  /s/ John D. Vazzana
---------------------  -------------------------------------------
                                      John D. Vazzana,
                                  Executive Vice-President,
                                   Chief Financial Officer
                              (Principal Accounting Officer and
                                   Duly Authorized Officer)