Form 10KSB
period 1997-10-31
DUNN COMPUTER CORP
filed 1998-01-29
CIK 1030266

                                 United States
                         Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the Fiscal Year ended October 31, 1997

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the transition period from __________ to __________

Commission file number 0-22263

                           DUNN COMPUTER CORPORATION
          (Name of small business issuer as specified in its charter)

                  Delaware                                      54-1424654
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

                               1306 Squire Court
                            Sterling, Virginia 20166
                    (Address of principal executive offices)

                                 (703) 450-0400
                          (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

     None

Securities registered under Section 12(g) of the Exchange Act:
     Common Stock

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.   Yes X   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. { }

Issuer's revenues for its most recent fiscal year: $21,766,465.

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed at $9 1/2 per share, the closing price of the Common Stock on January 27, 1998: $48,925,000.

The number of shares of the issuer's Common Stock, $.01 par value, outstanding as of January 28, 1998 was 5,150,000.

Documents Incorporated by Reference: None

Transitional Small Business Format. Yes____  No X

                               TABLE OF CONTENTS

                                                                                             PAGE
                                                                                             -----

PART I ...................................................................................     1

  ITEM 1. DESCRIPTION OF BUSINESS ........................................................     1
  ITEM 2. DESCRIPTION OF PROPERTY ........................................................     5
  ITEM 3. LEGAL PROCEEDINGS ..............................................................     6
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................     6

PART II ..................................................................................     7

  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.............................................................     7
  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS ...........................................     8
  ITEM 7. FINANCIAL STATEMENTS ...........................................................    10
  ITEM 8. CHANGES IN AND DISAGREEMENTS
          WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL ISSUES ...............................................................    10

PART III .................................................................................    11

  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
           AND CONTROL PERSONS; COMPLIANCE WITH
           SECTION 16(a) OF THE EXCHANGE ACT .............................................    11
  ITEM 10. EXECUTIVE COMPENSATION ........................................................    12
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN
           BENEFICIAL OWNERS AND MANAGEMENT ..............................................    14
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................................    15
  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K ..............................................    15

                                     PART I

FORWARD-LOOKING STATEMENTS

    Statements in this report that are not historical in nature, including references to beliefs, anticipations or expectations, are forward-looking. Such statements are subject to a wide variety of risks and uncertainties that could cause actual results to differ materially from those projected. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the results of any revisions to these forward-looking statements, which revisions may be made to reflect any future events or circumstances, other than through its regular quarterly and annual financial statements, and through the accompanying discussion and analysis contained in the Company's Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB.

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

    Dunn Computer Corporation (together with its subsidiaries, "Dunn" or the "Company") manufactures custom computer systems and provides information technology ("IT") services to the Government and selected businesses. The Company provides its customers with a single-source solution for their IT needs by offering a broad range of products and services. The products the Company manufactures include desktop computers, high performance network client servers and portable computers. The technical services the Company offers include network consulting, project implementation, support services, and staff augmentation. Dunn's customers include the Department of the Army, the Department of the Navy, Administrative Office of the U.S. Courts, Lockheed Martin Corporation , Social Security Administration, General Services Administration, and Blue Cross and Blue Shield Association, among others. The Company was formed as a Delaware corporation in January 1997 as a holding company for Dunn Computer Corporation, a Virginia corporation in operation since 1987.

PRODUCTS

    DESKTOP COMPUTERS. The Company manufactures a high performance line of Pentium and Pentium II desktop computers that may be used on a standalone basis or as part of a network. The desktops incorporate the newest Intel technology and can accommodate all the Intel Pentium processors, including the new high performance 300 Mhz Pentium II processor. The Company strives to keep ahead of the competition by regularly testing and incorporating the latest technology into its products.

    NETWORK CLIENT SERVERS. The Company markets a single, dual and quad version of the Intel Pentium server. All Dunn servers are Microsoft Windows NT, Novell, Banyan, and Token Ring compatible. The Company believes that its servers offer the latest or "best of the breed" technology that provide it with a price-performance advantage over major competition such as Hewlett Packard Company ("HP") and Compaq Computer Corporation. The Company believes that the server market provides opportunities for higher profit margins compared to other segments in the computer hardware industry. In addition, because of the complexity of server installation and maintenance, server sales complement the Company's support services business.

    PORTABLE COMPUTERS. The Company manufactures, on a brand name basis, a state-of-the-art portable computer line based on 166 MMX, 200 MMX, and 233 MMX processors with a 12.1 inch, 13.3 inch or 14.1 inch display and many other advanced features. The system is assembled and configured in the United States by Dunn and meets the Federal Government's stringent Buy American and Trade Agreement Act requirements. The Company markets the portables in both the commercial and Government markets. At this time, the Company's portable computer product line is a small portion of its business.

    NETWORKING HARDWARE & SOFTWARE. The Company integrates, installs, and maintains major-brand networking hardware and software, which enables the Company to be a full solutions provider for its customers. A partial list of the manufacturers whose products the Company is authorized to resell include 3COM, Banyan , Cisco, Lotus, Microsoft, Novell and Santa Cruz Operation.

    NETWORK CONSULTING. Dunn provides its clients with network consulting services with respect to requirements analysis, network audits, security audits, security policy planning, network capacity planning, server capacity planning, and technology and feasibility studies. These services are generally provided on a fixed hourly fee basis with specific deliverables.

    PROJECT IMPLEMENTATION. Dunn performs full life cycle project work for which it assumes responsibility for all deliverables and project completion. Providing project management is a key component of Dunn's strategy of being a full solutions provider.

    SUPPORT SERVICES. Dunn also offers clients that do not need full-time, on-site support a family of support products under the "SafetyNet" program. These products provide a wide range of support options and can be customized to each client's specific needs. For example, through "Block Services," clients may purchase blocks of Dunn's technical personnel hours for up to a period of three years from the purchase date, allowing clients to plan ahead and take advantage of volume discounts. Under its "Term Maintenance" program, Dunn provides full service, term maintenance contracts on specific server and networking equipment. These contracts are based on a fixed price and term and include all parts and labor. Alternatively, under the "Extended Value Support" program, clients may opt for a labor-only product. Finally, the "ClockWork" program provides clients with standard technical resources on a recurring regular basis. One or two days per week or per month, clients can augment their existing staff with additional expertise.

    The Company believes that its dedication to prompt, efficient customer service and technical support are important factors in customer retention and overall satisfaction. The Company provides toll-free technical support to its customers 24 hours a day, 365 days a year. Product support technicians assist customers with questions concerning compatibility, installation, determination of defects and general questions of product use. Company employees provide on-site service to its customers in the Washington, D.C. area and maintains arrangements with national service organizations to provide repair service on a world-wide basis.

    STAFF AUGMENTATION. Dunn provides clients with service professionals whose full time personnel do not meet all of their IT service needs. The client generally assumes all responsibility for the management of Dunn's service personnel, who may work full time with a particular client for varying lengths of time, generally between one week and one year. The Company's technical staff can get support twenty four hours a day, seven days a week from Novell, Microsoft, 3COM, Cisco, and others, allowing them to tap resources beyond their own individual knowledge and capabilities. The Company believes the availability of this third-party support sets it apart from its competition.

MARKET

    The worldwide market for computer hardware totaled $130 billion in 1996 and is projected to grow to $141 billion in 1997 and $149 billion in 1998. The U.S. computer hardware market was $55 billion in 1996 and is projected to grow to $60 billion in 1997 and $63 billion in 1998.

    Mobile computing, which covers portables, pen computers, palmtops and their peripherals, is amongst the fastest growing segment of the computer hardware industry. According to International Data Corporation ("IDC"), this segment of the market is estimated to grow at an annual compound rate of 19.3% between 1996 and 2000. Additionally, IDC predicts global portable computer systems shipments of approximately 24.0 million units in 2000, double the shipments reported in 1996. Furthermore, Frost & Sullivan, a market research firm, estimates that the notebook computer systems market will reach $99.9 billion by year 2003, a 16.0% compounded annual growth rate.

    According to industry sources, the worldwide systems integration market increased 9.4% in 1996 to $35.3 billion and is estimated to grow at a compound annual growth rate of 11.3% over the next five years. The U.S. systems integration market, which accounts for 49.7% of the worldwide market, increased 13.0% in 1996 to $17.6 billion and is estimated to grow at a compound annual growth rate of 12.2% over the next five years.

    GOVERNMENT MARKET

    The Office of Management and Budget ("OMB") submitted to Congress in January 1998 a Government IT budget of $29.5 billion. According to market researcher Input, Inc., the IT budget is expected to grow at an increasing rate over the next four years by an additional percentage point each year, from 3 percent in 1999 to 6 percent in 2002, to $35 billion. Civilian agencies will control 61 percent of the total IT budget in 1998; by 2002, the figure is projected to be 66 percent. In addition, the Electronic Industries Association, a major industry trade association, estimated that Government agencies that are not required to report their information technology expenditures, including the intelligence community, spent an additional $20 billion in the Government's fiscal year 1997 on such technology. The Company believes that while Government down sizing has decreased the number of federal employees, there has been a corresponding increase in the demand for productivity tools, such as computers. In addition, the requirements to outsource both products and services is expected to continue to escalate in coming years.

    The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Office of Management and Budget ("OMB") has notified all Government agencies that the funds required to correct the Year 2000 programming problem must come from existing funding. OMB has stated that one third of the systems affected does not need to be corrected. One third of the systems, however, will require software corrections. The balance will be corrected by replacing the systems with client/server networks. The Company believes it will be able to sell both client/server equipment and program services to help solve this problem in the Government. Most agencies prefer to solve the problem by migrating the application to upgraded client/server networks similar to the equipment manufactured by the Company.

    The Information Technology Reform Act (the "ITRA"), which took effect on August 8, 1996, has had a profound effect on the way Government procures computers and related products and services. The changes were made in an effort to reduce costs and expedite the information technology procurement process. The most sweeping changes were the repeal of the Brooks Act that had granted sole authority for purchasing IT to the General Services Administration ("GSA") and the change in the GSA Schedule from a single year small purchase contracting program to a multi-year, Indefinite Delivery, Indefinite Quantity ("IDIQ") contract with no limit on the value of purchases. Prior to the new legislation, the GSA was responsible for overseeing all IT purchases as well as assuring fair and open competition. The new legislation has expanded Dunn's ability to market and sell its products to Government users directly through a GSA Schedule. The Company has invested significantly to expand its marketing and sales efforts to take advantage of these changes in the federal market.

    PRIVATE SECTOR

    Heightened competition, deregulation, globalization and rapid technological advances are forcing organizations to make fundamental changes in their business processes. These pressures have compelled organizations to improve the quality of products and services, shorten time to market, reduce costs and strengthen client relationships. Increasingly, organizations are addressing these issues by utilizing IT solutions that facilitate the rapid and flexible collection, analysis and dissemination of information. Accordingly, an organization's ability to integrate and deploy new information technologies in a cost-effective manner has become critical to competing successfully in today's rapidly changing business environment.

    During this time of increasing reliance on IT, rapid technological change is challenging the capabilities of Management Information System departments within these organizations. The pace of this change quickly renders existing IT infrastructure obsolete and makes it more difficult for organizations to maintain the requisite internal expertise needed to evaluate, develop and integrate new technologies. As a result, organizations are increasingly turning to third-party IT service providers to help them develop and support complex IT systems and applications.

    The advent of open architecture networks has also impacted the market for information technology services. Wider use of complex networks involving a variety of manufacturers' equipment, operating systems and applications software has made it increasingly difficult to diagnose problems and maintain the technical knowledge and repair parts necessary to provide support services. The Company believes that increased outsourcing of more sophisticated support services by business has resulted from the technical complexities created by multi-manufacturer and supplier network systems and rapid technological change. Increasingly, organizations seeking computer products often require prospective vendors not only to offer products from many manufacturers and suppliers, but to have available and proficient service expertise to assist them in product selection, system design, installation and post-installation assistance and service. The Company believes that the ability to offer customers a comprehensive solution to their information technology needs, including the ability to work within customers' corporate environments as integral members of their management information system staff, are increasingly important in the marketplace.

CONTRACTS

    Dunn's largest federal contract is with the General Services Administration (the "GSA Contract"). The Company's GSA Contract was awarded in April 1996 and is valid through March 31, 1999. The GSA Schedule enables all Government IT purchasers to acquire their requirements from selected vendors holding GSA contracts. For fiscal year ended 1997, the Company's GSA Contract generated sales of $4.6 million, or 21.3% of the Company's annual revenues. Since being awarded the contract in April 1996, the Company has received GSA Contract orders totaling over $6.9 million. Prior to being awarded the GSA Contract, the Company had consecutive one-year contracts with the GSA, but for the three years preceding March 31, 1996, the Company had received less than an aggregate of $5,000 in GSA Schedule orders.

    Under its contract with Lockheed Martin Corporation ("Lockheed"), the Company provides computer network servers to Lockheed for the Worldwide Defense Messaging System ("DMS"). DMS is intended to be the largest private messaging network in the world, supporting approximately 2,000,000 users. Lockheed is the prime contractor on the DMS contract, which is a five year contract with an initial value of approximately $1.5 billion. In fiscal 1997, the Company generated net revenues of $2.4 million from the Lockheed contract, which accounted for approximately 11.2% of the Company's net revenues. The contract is a year to year contract which has been renewed twice and can be renewed for up to three additional years. The Company anticipates, although there can be no assurance, that net revenues from this contract for fiscal 1998 and beyond will be significant.

    Dunn has a contract with the Administrative Office of the U.S. Courts ("U.S. Courts") to provide desktop computer systems and components, operating system software and peripheral devices and interfaces. The initial estimated value on the contract was in excess of $15 million but there can be no assurance that the actual revenue generated will amount to that. For fiscal year 1997, revenues were $4.6 million, or 21% of Dunn's net revenues. Although the contract terminates in September 1998, the Company expects to generate significant revenues from the U.S. Courts' contract in fiscal 1998.

    In May 1997, the Company was awarded a contract with an agency of the Government responsible for certain intelligence activities. The estimated value of the contract is $24 million. The Company has obtained a facility security clearance in order to perform the contract. At 1997 fiscal year end, the Company had received orders in excess of $4 million.

    In March 1997, the Company entered into a contract with the Social Security Administration (the "SSA") to provide multimedia workstations. Net revenues in fiscal 1997 from this contract amounted to $1.6 million. The Company's contract with the SSA terminates in March 1999. The Company expects to generate significant net revenues from the SSA contract in fiscal 1998 and 1999.

COMPETITION

    GOVERNMENT MARKET

    Since the passage of the ITRA, the Government has increased the amount of information products acquired through the GSA Schedule. Although Dunn believes it has benefited from this reform, the emergence of the GSA Schedule as a significant procurement vehicle has also enabled traditional mass market commercial computer companies such as Dell Computer Corporation, Gateway 2000 and Micron Electronics, Inc. to enter the Government market.

    The Government continues to rely on agency-specific contracts for its more complex computer requirements. The Company believes that national brand companies often are dissuaded from bidding for these agency-specific contracts due to their complex terms and conditions and technical specifications. The Company principally competes against large regional manufactures and system integrators such as International Data Products, Corp., BTG, Inc., Winn Laboratories, Inc. and Vanstar (formerly Sysorex Information Systems, Inc.) for these agency-specific contracts. The Company believes that the Government's selection criteria for vendor selection consists of price, quality, familiarity with the vendor, and size and financial capability of the vendor.

    PRIVATE SECTOR

    The private sector for IT products and services is a highly fragmented market served by thousands of IT service companies. These companies typically service a small geographic area and resell national brand computer hardware. The Company believes it competes effectively in its market because it provides IT services for Dunn manufactured products. The Company believes that its ability to manufacture hardware products provides a competitive advantage.

    The Company competes in the Mid-Atlantic region with hundreds of IT service companies. The principal elements of competition are price, technical expertise and support, reputation and product reliability and quality. There can be no assurance that the Company will in the future be able to compete effectively against existing competitors, especially companies that have historically focused their energies on the commercial market or have greater financial resources.

SOURCES AND AVAILABILITY OF RAW MATERIALS

    The Company acquires products for resale both directly from manufacturers and indirectly through distributors. During the fiscal year ended October 31, 1997, the Company purchased approximately 13% of its components from Decision Support Systems, Inc. In the event that the Company is unable to continue to purchase certain components from Decision Support Systems, Inc. in the future, the Company believes that alternative suppliers are readily available without material impact to the Company's ability to fulfill its customers' orders. The Company did not purchase more than 10% of its components from any other supplier.

RECENT ACQUISITION

    In September 1997, Dunn acquired all of the outstanding stock of STMS, Inc., a Virginia-based IT services company. This acquisition expanded the Company's capabilities to provide a wide variety of IT services including network consulting, project implementation, support services and staff augmentation.

EMPLOYEES

    As of October 31, 1997, the Company employed 85 persons on a full-time basis. Of such persons, 3 were employed in executive capacities, 20 in sales and marketing, 13 in administrative capacities, 23 in technical services and 26 in operations.

ITEM 2. DESCRIPTION OF PROPERTY

FACILITIES

    The Company operates in a 35,100 square foot facility in Loudoun County, VA. The facility is owned and operated by C&T Partnership, an entity comprised of Thomas Dunne, the Company's President, and his wife Claudia Dunne, the Company's Vice President. In addition, the mortgage on the facility is guaranteed by the Company. See "Item 12--Certain Relationships and Related Transactions." The Company presently utilizes approximately 20,000 square feet of the facility. The remaining 15,000 square feet are occupied by two non-affiliated tenants with concurrent leases terminating in May of 1998. The Company plans to occupy the additional space. The existing space in the facility can produce approximately 35,000 systems per year on a single shift basis. The Company's non-cancelable operating lease rate is $8.74 per square foot, including facility maintenance. The Company's lease expires in 1999, but it has an option to renew for an additional five years.

    The Company also leases approximately 20,000 square feet of office space in Reston, VA under a five-year non-cancelable operating lease that expires in 2002. The lease rate is approximately $13 per square foot, including facility maintenance.

ITEM 3. LEGAL PROCEEDINGS

    The Company is not a party to any pending legal proceeding other than routine litigation that is incidental to the business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A) MARKET INFORMATION

    Since April 1997, the Company's common stock has been traded in the over-the-counter market and prices are quoted on The Nasdaq Stock Market under the symbol DNCC. The following table sets forth the high and low selling prices for the Company's common stock as reported by The Nasdaq Stock Market for the fiscal year ended October 31, 1997. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                                     1997
                                                             -----------------------
                                                               HIGH           LOW
                                                             ---------     ---------
First Quarter..............................................        not public
Second Quarter.............................................  $  7 1/8       $   5
Third Quarter..............................................  $  7 1/4       $   5 5/8
Fourth Quarter.............................................  $  7 5/16      $  5 1/2

    On January 21, 1998, the closing price of the Company's common stock as reported by The Nasdaq Stock Market was $9.95 per share. There were approximately 1,000 shareholders of the common stock of the Company as of such date. The Company has not paid cash dividends on its common stock and does not intend to do so in the foreseeable future.

(B) CHANGES IN SECURITIES AND USE OF PROCEEDS


Effective date of the registration statement for which        April 21, 1997
the use of proceeds information is being disclosed:

SEC file number assigned to the registration statement:       333-19635

Offering Date                                                 April 21, 1997

Name of managing underwriter:                                 Network 1 Financial
                                                              Securities, Inc.
Title of security:                                            Common Stock, par value $.001
                                                              per share

FOR THE ACCOUNTS OF SELLING SECURITYHOLDERS

Amount registered                                             150,000 shares

Amount sold                                                   150,000 shares

Aggregate offering price of amount sold                       $750,000


FOR THE ACCOUNT OF THE ISSUER

Amount registered                                             1,000,000 shares

Aggregate price of offering amount registered                 $5,000,000

Amount sold                                                   1,000,000 shares

Aggregate offering price of amount sold                       $5,000,000

Direct or indirect payments to others for:

Underwriting discounts and commissions                        $500,000

Other expenses                                                $583,336

Total expenses                                                $1,083,336

NET OFFERING PROCEEDS TO THE COMPANY                          $3,916,664



DIRECT OR INDIRECT PAYMENTS TO OTHERS FOR:

Acquisition of STMS, Inc.                                     $1,000,000

Repayment of indebtedness                                     $1,500,000

Working capital                                               $1,416,664

TOTAL                                                         $3,916,684


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

    Dunn Computer Corporation, (together with its subsidiaries, "Dunn" or the "Company") manufactures and sells custom computer systems and provides information technology ("IT") services to the Government and selected businesses. The Company provides its customers with a single-source solution for their IT needs by offering a broad range of products and services. The Company generates revenues in the Government market through sales under its GSA Schedule and agency-specific contracts with various Government entities. The Company also generates revenues from sales to selected businesses by means of task and open purchase orders.

    The Company derives over two-thirds of its revenues from the Government. The Company has experienced gross margin improvements over the life of its Government contracts due to cost savings from technological improvements and shorter component life cycles. Management believes the Government contracts permit it to reduce its inventory risks because Dunn procures inventory to satisfy firm fixed price contracts. In addition, the Government is a reliable payer, enabling the Company to predict cash flows and avoid bad debts. However, the Company has also experienced fluctuating quarterly results due to uneven purchasing patterns under its Government contracts, as well as changes in policy on budgetary measures that adversely affect government contracts in general.

RECENT ACQUISITION

    In September 1997, Dunn acquired all of the outstanding stock of STMS, Inc., a Virginia-based IT services company. This acquisition expanded the Company's capabilities to provide a wide variety of IT services including network consulting, project implementation, support services and staff augmentation.

RESULTS OF OPERATIONS

    Set forth below is a common-size income statement for the Company for the years ended October 31, 1996 and 1997.

                                                               1996       1997
                                                             ---------  ---------
Net revenues...............................................     100.00%    100.00%



Costs of revenues..........................................       77.9%      80.6%
Gross profit...............................................       22.1%      19.4%
Selling, general and administrative........................       10.9%      10.1%
Income from operations.....................................       11.2%       9.3%
Other income (expense).....................................       (0.1%)       0.4%
Net income (loss) before income taxes......................       11.1%       9.7%
Provision for income taxes.................................        4.3%       3.6%
Net income.................................................        6.8%       6.1%



FISCAL YEAR ENDED OCTOBER 31, 1997 COMPARED TO FISCAL YEAR ENDED OCTOBER 31,
  1996

    Revenues for the fiscal year ended October 31, 1997 ("fiscal 1997") increased 20.3% to $21.8 million from $18.1 million for fiscal year ended October 31, 1996 ("fiscal 1996"). This increase was primarily due to the fourth quarter acquisition of STMS, Inc. and increased revenues from Government contracts.

    Gross profit for fiscal 1997 increased 5.5% to $4.2 million from $4.0 million for fiscal 1996. However, the gross profit as a percentage of revenues during the same periods decreased to 19.4% from 22.1%. The decrease in gross profit margins is a result of an increase in the percentage of lower margin third party hardware sales, initial lower margins realized on two new contracts and increased production costs.

    Selling and marketing expense increased for fiscal 1997 by 77.2% to $842,000 from $475,000 for fiscal 1996. During the same periods, as a percentage of revenue, selling and marketing expenses increased to 3.9% from 2.6% The increase was primarily attributable to increased advertising in selected publications, increased attendance at trade shows and the development of a marketing campaign aimed at the commercial market.

    General and administrative expenses declined 9.5% for fiscal 1997 to $1.4 million from $1.5 million for fiscal 1996. As a percentage of revenue, general and administrative expense declined to 6.2% for fiscal 1997 from 8.3% for fiscal 1996. Although the Company increased its costs in almost all aspects of general and administrative expenses, the increased costs were offset by a decline in executive incentive compensation.

    Other income (expense) increased to $98,000 for fiscal 1997 from an expense of $9,000 for fiscal 1996. See "Item 5--Market for Common Equity and Related Stockholder Matters--Use of Proceeds From Registered Securities." The increase is a result of use of the IPO proceeds to reduce debt obligations and to invest in tax-exempt securities. The effective tax rate declined to 37.5% for fiscal 1997 from 38.5% for fiscal 1996 of taxable income as a result of the non-taxable interest income. As a result, the Company's net income grew by 6.7% for fiscal 1997 to $1.3 million from $1.2 million for fiscal 1996. Net income as a percentage of revenue during the same periods, declined to 6.1% from 6.8%.

LIQUIDITY AND CAPITAL RESOURCES

    In 1997 the Company used $3.5 million in its operations. Although the Company generated cash from its net income of $1.3 million, the increase in accounts receivable and inventories of $8.2 million was the principal use of funds. The increase in revenue for fiscal 1997 from fiscal 1996 results in the increase in accounts receivable in the fourth quarter. The $2.9 million increase in inventory reflects the increased requirement for components to fill orders in the first quarter of the fiscal year ended October 31, 1998 ("fiscal 1998"). The use of funds was partially offset by the increase in accounts payable of $3.9 million. The Company used $1.0 million in its investing activities, of which $900,000 was used in the acquisition of STMS, Inc. and the balance used for property and equipment.

    The Company received $3.9 million in net proceeds from its public offering in April 1997. Other significant financing activities were provided by the Company's bank line of credit. In May 1997, the Company negotiated its line of credit with First Union Bank (formerly Signet Bank). The interest rate was reduced to prime and the personal guarantees of the principal stockholders were removed. The Company has met its net worth requirement of $1.2 million as of October 31, 1997. In December 1997 the Bank agreed to increase the line from $2.0 to $4.0 million. The line of credit expires on February 28, 1998. The Company is currently negotiating a new credit facility.

    On October 31, 1997, the Company had working capital of $4.3 million. The Company believes the increase in the bank facility, together with cash on hand and the cash generated from operations will provide sufficient financial resources to finance the current operations of the Company through fiscal 1998. From time to time, the Company may pursue strategic acquisitions or mergers which will require significant additional capital and, in such event, the Company may seek additional financing of debt and/or equity.

    The Company is guarantor on $1.0 million of mortgage debt for a partnership owned and controlled by the President and Vice President of the Company. The mortgage debt is for the facilities currently occupied by the Company. See "Item 2--Description of Property--Facilities." In addition, the Company has obligations under its operating lease commitments of approximately $500,000 and obligations under its employment contracts of approximately $1.0 million for fiscal 1998.

    The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. While the Company believes that its software applications are year 2000 compliant, there can be no assurance until the year 2000 that all systems then will function adequately. Further, if the software applications of others on whose services the Company depends are not year 2000 compliant, such noncompliance could have a material adverse effect on the Company.

RECENT PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share", which is required to be adopted in the October 31, 1998 consolidated financial statements. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. See "Item 7--Financial Statements."

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Comprehensive Income", which is required to be adopted in the year ended October 31, 1998 consolidated financial statements. SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the Statement of Stockholders' Equity. The Company does not expect the adoption of SFAS 130 to be material to its financial statements.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information", which is required to be adopted in the year ended October 31, 1998 consolidated financial statements. SFAS 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to stockholders. The disclosure for segment information in the consolidated financial statements is not expected to be material to the current financial statement presentation.

ITEM 7. FINANCIAL STATEMENTS

                                                                                            PAGE
                                                                                           -----
Report of Ernst & Young LLP, Independent Auditors..................................             F-2
Consolidated Balance Sheets........................................................             F-3
Consolidated Statements of Income..................................................             F-4
Consolidated Statements of Stockholders' Equity....................................             F-5
Consolidated Statements of Cash Flows..............................................             F-6
Notes to Consolidated Financial Statements.........................................             F-7

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL ISSUES

    None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    DIRECTORS AND EXECUTIVE OFFICERS

    The following table sets forth certain information concerning the Directors and Executive Officers of the Company:

NAME                                          AGE                            POSITION
-------------------------------------------   ---      -----------------------------------------------------
Thomas P. Dunne                                        Chief Executive Officer, President and Chairman of
                                               55      the Board
John D. Vazzana                                        Executive Vice President, Chief Financial Officer,
                                               54      Director
Claudia N. Dunne                               38      Vice President, Director
VADM E. A. Burkhalter, Jr., USN                69      Director
Daniel Sinnott                                 63      Director

    The term of office of each Director is until the next annual meeting of shareholders and until a successor is elected and qualified or until the Director's earlier death, resignation or removal from office. Executive officers hold office until their successors are chosen and qualify, subject to earlier removal by the Board of Directors. Set forth below is a biographical description of each director, executive officer and significant employee of the Company based on information supplied by each of them.

    THOMAS P. DUNNE has been Chairman, Chief Executive Officer and President of the Company since he founded the Company in 1987. From 1982 to 1987, Mr. Dunne was the Director of Sales of Syntrex Inc., a corporation that supplies computer hardware and software to the legal profession. Prior thereto, Mr. Dunne spent 12 years with the computer division of Perkin Elmer Corporation, where he held several positions, including Director of North American Sales. Mr. Dunne also served in the United States Army for two years where he was a Senior Instructor with the Army Electronics Command. Mr. Dunne is married to Ms. Claudia Dunne, the Vice President of the Company.

    JOHN D. VAZZANA has been the Executive Vice President and Chief Financial Officer of the Company and a Director since 1994. From 1992 to 1994, Mr. Vazzana was the CEO of Hitchler Industry, a manufacturer of plastic lumber made from recycled plastic. From 1986 to 1992, Mr. Vazzana was founder and CEO of NRM Steelastic, a company engaged in the manufacture of capital equipment for the tire industry. Prior thereto, Mr. Vazzana was Executive Vice President for C3, Inc., a federal computer systems integrating company, which he joined in 1974.

    CLAUDIA N. DUNNE, a co-founder of the Company, has been Vice President and a Director of the Company since its inception. From 1985-1987, Ms. Dunne was Federal Proposal Manager for Syntrex, Inc. From 1983-1985, Ms. Dunne was Proposal Manager for Harris & Paulson, which also sold minicomputers and proprietary time and accounting software for law firms. Ms. Dunne is married to Mr. Thomas Dunne, the President of the Company.

    VICE ADMIRAL E. A. BURKHALTER, JR., has been a director of the Company since January 1997. Mr. Burkhalter is currently the President of Burkhalter Associates, Inc. a consulting firm providing services in the areas of international and domestic strategy, management policy and technology applications, for both government and industry. Mr. Burkhalter spent 40 years as a member of the United States Navy, during which time he held several positions, including Director of Strategic Operations for the Chairman of the Joint Chiefs of Staff. He is currently the Chairman of the Attorney General's Policy Advisory Panel for Law Enforcement Technology, a member of the Director of Central Intelligence (DCI) Military Advisory Panel and an advisor to the Defense Intelligence Agency. He is also an Officer and Director of the Navy Submarine League.

    DANIEL SINNOTT has been a member of the Board since January 1997. Mr. Sinnott is currently President and Chief Executive Officer of Worldwide Internet Solutions Network, Inc. ("WIZnet"). WIZnet is a worldwide leader in electronic commerce and the creator of "The Purchasing ExtraNet" with a multi national customer base. WIZnet provides electronic catalogs and adaptive recognition search technology and links buyers and sellers via secure mail. Mr. Sinnott has been serving as CEO of WIZnet since 1995. In 1992 Mr. Sinnott was a founder of SINNOTT BRUNO & Company ("SB&C"). SB&C is a management consulting firm providing advisory services to executive and management organizations that are in the emerging transition stages of development. Mr. Sinnott was full time with SB&C from 1992 until joining WIZnet. In 1995, the Company purchased shares of Common Stock of WIZnet for an aggregate of $150,000. See "Item 12--Certain Relationships and Related Transactions." From 1979 to 1992, Mr. Sinnott was the founder, President and CEO of Syntrex Inc. Due to the rapid development of the computer, Syntrex Inc. was sold to Phoenix Technologies in 1992 in a chapter 11 restructuring. Prior to founding Syntrex, Inc., Mr. Sinnott founded Interdata Incorporated, a company that developed, designed and manufactured the first 32-bit mini-computer. Interdata Incorporated was subsequently acquired by Perkin Elmar.

    COMPENSATION OF DIRECTORS

    The Company has not paid and does not presently propose to pay compensation to any director for acting in such capacity, except for nominal sums for attending Board of Directors meetings and reimbursement for reasonable expenses in attending those meetings. As an incentive, outside Directors will be granted a stock option for 20,000 shares of Common Stock at an exercise price which management believes approximates their fair market value at the time of grant. On January 6, 1997, Mr. Burkhalter, an outside director, was granted a stock option to purchase 10,000 shares of Common Stock at $4.15 per share. The grant was increased to 20,000 on January 14, 1997. Also on January 14, 1997, the Company granted Daniel Sinnott, an outside director of the Company, a stock option to purchase 20,000 shares of Common Stock at $4.15 per share.

    SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

    Section 16(a) of the Securities Exchange Act of 1934 requires Dunn's officers and directors, and persons who own more than 10% of a registered class of Dunn's equity securities ("insiders"), to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Insiders are required by SEC regulation to furnish Dunn with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms furnished to Dunn, John D. Vazzana, Thomas P. Dunne, Claudia N. Dunne, VADM. E. A. Burkhalter, Jr. USN. and Daniel Sinnott failed to timely file a Form 3, Initial Statement of Beneficial Ownership of Securities. In addition, John D. Vazzana and Thomas P. Dunn failed to file a Form 4, Statement of Changes in Beneficial Ownership.

ITEM 10. EXECUTIVE COMPENSATION

    The following table sets forth certain information regarding compensation paid by the Company during each of the last two fiscal years to the Company's Chief Executive Officer and to each of the Company's executive officers who earned in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                                            LONG-TERM
                                                                    ANNUAL COMPENSATION                    COMPENSATION
                                                            -----------------------------------    --------------------------
NAME AND PRINCIPAL POSITION                                   YEAR      SALARY($)    BONUS($)       NUMBER OF OPTIONS GRANTED
----------------------------------------------------------  ---------  -----------  -----------  -------------------------------
Thomas P. Dunne...........................................       1995    $240,000          -0-                    -0-
  Chairman, Chief Executive Officer and President                1996    $240,000     $275,000                    -0-
                                                                 1997    $240,000          -0-                    -0-
John D. Vazzana...........................................       1995    $240,000          -0-                    -0-
  Executive Vice President, Chief Financial Officer,             1996    $240,000     $275,000                    -0-
  Director                                                       1997    $240,000          -0-                    -0-

EMPLOYMENT AGREEMENTS

    The Company has employment agreements with Tom Dunne and John Vazzana (each an "Employee" and collectively the "Employees"). The agreements for Mr. Vazzana and Mr. Dunne run for a term of three years effective April 1997 and automatically renew for additional one year terms unless terminated by either the Company or the Employee. Both agreements provide for a $240,000 annual salary and a bonus at the discretion of the Company's Board of Directors. The bonus may not exceed 5% of the Company's pre-tax income for the preceding fiscal year or $250,000. The employment contracts contain confidentiality provisions and covenants not to compete with the Company for a period of one year following the termination of the agreements.

INCENTIVE STOCK OPTION PLAN

    Under the Company's Incentive Stock Option Plan (the "Plan"), options to purchase a maximum of 2,200,000 shares of Common Stock of the Company (subject to adjustments in the event of stock splits, stock dividends, recapitalizations and other capital adjustments) may be granted to employees, officers and directors of the Company and other persons who provide services to the Company. As of the date hereof, 1,857,000 of such options have been granted at a weighted average exercise price of $6.18. As of the date hereof, none of these options have been exercised. The options to be granted under the Plan are designated as incentive stock options or non-incentive stock options by the Board of Directors which also has discretion as to the persons to be granted options, the number of shares subject to the options and the terms of the option agreements. Only employees, including officers and part time employees of the Company, may be granted incentive stock options. Officers and directors who currently own more than 5% of the outstanding stock are not eligible to participate in the Plan.

RETIREMENT PLANS

    The Company established a discretionary contribution plan effective April 1, 1995 (the "401(k) Plan") for its employees who have completed three months of service with the Company. The 401(k) Plan is administered by the Company and permits pre-tax contributions by participants pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended ("the Code") up to the maximum allowable contributions as determined by the Code. The Company may match participants's contributions on a discretionary basis. In fiscal 1995 and 1996, the Company contributed $.25 for each $1.00 contributed by the employees.

    During the fiscal year ended October 31, 1995, the Company established a defined benefit plan covering substantially all salaried employees (the "Pension Plan"). The Pension Plan benefits are based on the years of service and the employee's compensation. The Company contributes, on an annual basis, amounts sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974 ("ERISA"). Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. The assets of the Pension Plan are invested in money markets and corporate debt and equity instruments. The Company contributed an aggregate of approximately $135,000 for the Pension Plan years ending October 31, 1995 and 1996, which amount met the minimum funding requirements under ERISA. The Company has accrued but not yet paid $51,450 representing its minimum funding requirements under ERISA for 1997.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information, as of the date hereof, with respect to the beneficial ownership of the Company's Common Stock by each beneficial owner of more than 5.0% of the outstanding shares thereof, by each director, each nominee to become a director, each executive named in the Summary Compensation Table and by all executive officers and directors of the Company as a group.

                                                                          PERCENTAGE OF
                                                                           OUTSTANDING
                                          AMOUNT AND NATURE                COMMON STOCK
NAME AND ADDRESS  OF                       OF BENEFICIAL                    BENEFICIALLY
BENEFICIAL  OWNER                            OWNERSHIP                          OWNED
---------------------------------         --------------------         -------------------

Thomas  P. Dunne(1)...................       2,695,000(2)                    52.3%
John  D. Vazzana(1)...................       1,155,000                       22.4%
Claudia  N. Dunne(1)..................       2,695,000(3)                    52.3%
VADM E.A. Burkhalter(1)...............          10,000(4)                      *
Daniel Sinnott(1).....................          10,000(4)                      *
All Executive Officers and
 Directors as a Group (5 persons).....       3,870,000(5)                    74.8%

------------------------

*   less than 1%

(1) The address of each such individual is c/o Dunn Computer Corporation, 1306 Squire Court, Sterling Virginia 21066.

(2) Includes 560,000 shares of Common Stock held by Claudia Dunne, the Company's Vice President, and Mr. Dunne's wife, of which Mr. Dunne disclaims beneficial ownership.

(3) Includes 2,135,000 shares of Common Stock held by Thomas Dunne, the Company's President and CEO, and Ms. Dunne's husband, of which Ms. Dunne disclaims beneficial ownership.

(4) Represents shares of the Company's Common Stock that may be acquired pursuant to stock options exercisable within 60 days from the date hereof.

(5) Includes 20,000 shares of the Company's Common Stock that may be acquired pursuant to stock options exercisable within 60 days from the date hereof.

 COMPENSATION  LONG-TERM

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company leases one of its facilities from C&T Partnerships, an entity owned and controlled by Thomas and Claudia Dunne, both affiliates of the Company. The lease agreement terminates in October 1999, but provides for a five year renewal at the Company's option. Rent expense under this lease was $154,000 for each of the years ended October 31, 1996 and 1997. In addition, mortgage on the facility of approximately $1.0 million, which has a 25 year term and bears interest at 2.0% over prime, is guaranteed by the Company. The Company has been advised that all payments with respect to the mortgage are current. For additional terms of the lease and a description of the facility, see "Item 2--Description of Property-Facilities."

    On January 6, 1997, the Company entered into a share exchange agreement (the "Share Exchange Agreement") with Dunn Computer Corporation, a Virginia corporation, whereby such Virginia corporation became a wholly-owned subsidiary of the Company. Pursuant to the Share Exchange Agreement, the Company exchanged its stock on a 2,799.160251 for 1 basis with the holders of stock of the Virginia corporation.

    In April 1996, the Company entered into a line of credit agreement with a bank whereby the Company could borrow up to $2,000,000. Outstanding borrowings bore interest at prime plus three-fourths of one percent. The line of credit was secured by the assets of the Company. In addition, the principal stockholders of the Company personally guaranteed the line of credit. In May 1997 the loan agreement was modified to reduce the interest rate to prime and cancel the personal guarantee of the principal stockholders of the Company.

    In November 1995, the Company loaned Thomas Dunne, the President of the Company, approximately $30,000. Such loan bore no interest. The loan was repaid by Mr. Dunne in October 1996.

    In July, 1994, John Vazzana, an officer of the Company, acquired an aggregate of 428.7 shares of the Virginia corporation's Common Stock for an aggregate consideration of $100,000. The Company believes that the price paid represented the fair market value of the shares at the time of the purchase, based on the Company's net worth. In 1997, pursuant to the Share Exchange Agreement, these shares were exchanged for 1,200,000 shares of the Company's Common Stock.

    In 1995, the Company made a stock investment of $150,000 in WIZnet, an Internet related company. Daniel Sinnott, a director of the Company is the President and Chief Executive Officer of WIZnet. Mr. Sinnott was not a director of the Company at the time of the investment. The Company believes that the transaction was fair and reasonable.

    Future transactions with affiliates will be approved by a majority of the independent and/or disinterested members of the Board of Directors.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS.


EXHIBIT NO.                                                DESCRIPTION:
-------------  -----------------------------------------------------------------------------------------------------

2.1            Stock Purchase Agreement, dated September 12, 1997, by and among STMS Acquisition Corp., the Company, STMS, Inc.,
               John Signorello, Timothy McNamee, Steve Salmon and certain other stockholders of the Company (Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, dated September 12, 1997, filed September 27, 1997 and hereby incorporated by reference)

3.1            Certificate of Incorporation and amendments thereto of Dunn Computer Corporation (Filed as Exhibit
               3.1 to the Company's Registration Statement on Form SB-2, dated January 13, 1997 (File No. 333-19635 and hereby incorporated by reference)

3.2            By-Laws and amendments thereto of Dunn Computer Corporation (Filed as Exhibit 3.3 to the Company's
               Registration Statement, on Form SB-2, dated January 13, 1997 (File No. 333-19635) and hereby incorporated by reference)



4.1            Form of Underwriters Warrants (Filed as Exhibit 4.2 to the Company's Registration Statement on Form
               SB-2, dated January 13, 1997 (File No. 333-19635) and hereby incorporated by reference)

4.2 Loan and Security Agreement, dated as of May 28, 1996 by and between the Company and SIGNET BANK and Amendment Nos. 1, 2 and
               3 thereto

10.1           GSA Schedule (Filed as Exhibit 10.2 to the Company's Registration Statement on Form SB-2, Amendment
               1, dated March 14, 1997 (File No. 333-19635) and hereby incorporated by reference)

10.2           Agreement dated November 21, 1995 by and between GCH Systems, Inc. and the Company regarding Lockheed
               (Filed as Exhibit 10.4 to the Company's Registration Statement on Form SB-2, Amendment 1, dated March
               14, 1997 (File No. 333-19635) and hereby incorporated by reference)

10.3           Agreement dated March 25, 1997 by and between the Company and the Social Security Administration
               (Filed as Exhibit 10.5 to the Company's Registration Statement on Form SB-2, Amendment 2, dated April
               4, 1997 (File No. 333-19635) and hereby incorporated by reference)

10.4           Agreement dated June 12, 1995 by and between the Company and the Office of the U.S. Courts (Filed as
               Exhibit 10.6 to the Company's Registration Statement on Form SB-2, Amendment 2, dated April 4, 1997
               (File No. 333-19635) and hereby incorporated by reference)

10.5           Agreement dated September 29, 1994 by and between the Company and the Health Care Finance
               Administration (Filed as Exhibit 10.7 to the Company's Registration Statement on Form SB-2,,
               Amendment 2, dated April 4, 1997 (File No. 333-19635) and hereby incorporated by reference)

10.6           Agreement effective September 8, 1997 by and between Virginia Contracting Authority and The Company

10.7           Employment Agreement by and between the Company and John D. Vazzana (Filed as Exhibit 99.1 to the
               Company's Registration Statement on Form SB-2, Amendment 2, dated April 4, 1997 (File No. 333-19635)
               and hereby incorporated by reference)

10.8           Employment Agreement by and between the Company and Thomas P. Dunne (Filed as Exhibit 99.2 to the
               Company's Registration Statement on Form SB-2, Amendment 2, dated April 4, 1997 (File No. 333-19635 and hereby incorporated by reference)

10.9           Deed of Lease dated October 31, 1994 between C&T Partnership and the Company and addendums thereto.

10.10          Deed of Lease dated February 7, 1997 between APA Properties No. 6 L.P. and STMS, Inc. and First
               Amendment thereto dated July 23, 1997

10.11          1997 Stock Option Plan

11.1           Computation of Per Share Earnings

21.1           List of Subsidiaries

27.1           Financial Data Schedules

(B) REPORTS ON FORM 8-K

    Form 8-K, dated September 12, 1997 filed on September 27, 1997, containing the following items: Item 2. Acquisition of STMS, Inc..

    Form 8-K/A, Amendment No. 1, dated September 12, 1997, filed on November 26, 1997 containing the following items: Item 2. Acquisition of STMS, Inc.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           DUNN COMPUTER CORPORATION

                           By:      /s/ Thomas P. Dunne
                               --------------------------------------
                                        Thomas P. Dunne
                              President and Chief Executive Officer

Date: January 29, 1998

    Pursuant to and in accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                                          TITLE                             DATE
---------------------------------------------  ---------------------------------------------  -------------------

   /s/ Thomas P. Dunne                         Chief Executive Officer, President (Principal     January 29, 1998
  -------------------------------------        Executive Officer) and Chairman of the Board
  Thomas P. Dunne

   /s/ John D. Vazzana                         Executive Vice President, Chief Financial         January 29, 1998
  -------------------------------------        Officer (Principal Financial and Accounting
  John D. Vazzana                              Officer) and Director


   /s/ Claudia N. Dunne                        Vice President and Director                       January 29, 1998
  -------------------------------------
  Claudia N. Dunne


                           DUNN COMPUTER CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                ----

Report of Ernst & Young LLP, Independent Auditors.............................................................   F-2

Consolidated Balance Sheets...................................................................................   F-3

Consolidated Statements of Income.............................................................................   F-4

Consolidated Statements of Stockholders' Equity...............................................................   F-5

Consolidated Statements of Cash Flows.........................................................................   F-6

Notes to Consolidated Financial Statements....................................................................   F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS

    We have audited the accompanying consolidated balance sheets of Dunn Computer Corporation as of October 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the two years in the period ended October 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dunn Computer Corporation at October 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the two years in the period ended October 31, 1997 in conformity with generally accepted accounting principles.

Vienna, Virginia
January 7, 1998                                          /s/ Ernst & Young LLP

                           DUNN COMPUTER CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                                               OCTOBER 31,
                                                                                       ---------------------------
                                                                                           1997           1996
                                                                                       -------------  ------------
ASSETS

Current assets:

  Cash and cash equivalents..........................................................  $     341,966  $    897,664

  Accounts receivable, net...........................................................      9,712,010     3,174,060

  Inventory, net.....................................................................      4,487,301       985,603

  Prepaid expenses and other assets..................................................         87,457       --
                                                                                       -------------  ------------

Total current assets.................................................................     14,628,734     5,057,327

Property and equipment, net..........................................................        633,428        63,763

Goodwill and other intangible assets, net............................................      2,974,840       --

Investments..........................................................................        275,000       150,000

Other assets.........................................................................        191,075         3,540
                                                                                       -------------  ------------

Total assets.........................................................................  $  18,703,077  $  5,274,630
                                                                                       -------------  ------------
                                                                                       -------------  ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable...................................................................  $   9,296,497  $  2,452,161

  Accrued expenses...................................................................        490,970       285,244

  Income taxes payable...............................................................           --         519,308

  Deferred tax credit................................................................           --          11,086

  Notes payable--current portion.....................................................         12,840           --

  Obligations under capital leases-current portion...................................         66,294           --

  Unearned revenue...................................................................        422,907        67,640
                                                                                       -------------  ------------

Total current liabilities............................................................     10,289,508     3,335,439


Notes payable-long-term portion......................................................         49,952           --

Obligations under capital leases-long-term portion...................................         25,462           --

Deferred tax credit..................................................................        100,000           --

Stockholders' equity:

  Preferred Stock, $.001 par value; 2,000,000 shares authorized, no shares
     issued and outstanding.........................................................            --             --

  Common Stock, $.001 par value; 20,000,000 shares authorized,
     5,150,000 and 4,000,000 shares issued and outstanding at October 31, 1997
     and 1996, respectively..........................................................          5,150         4,000

  Additional paid-in capital.........................................................      5,087,371       111,857

  Retained earnings..................................................................      3,145,634     1,823,334
                                                                                       -------------  ------------

Total stockholders' equity...........................................................      8,238,155     1,939,191
                                                                                       -------------  ------------

Total liabilities and stockholders' equity...........................................  $  18,703,077  $  5,274,630
                                                                                       -------------  ------------
                                                                                       -------------  ------------

                                  See accompanying notes.

                           DUNN COMPUTER CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                       YEARS ENDED OCTOBER 31,
                                                                                     ----------------------------
                                                                                         1997           1996
                                                                                     -------------  -------------
Net revenues.......................................................................  $  21,766,465  $  18,098,638

Costs of revenues..................................................................     17,549,655     14,102,442
                                                                                     -------------  -------------

Gross profit.......................................................................      4,216,810      3,996,196

Selling and marketing..............................................................        842,281        475,471

General and administrative.........................................................      1,355,423      1,496,979
                                                                                     -------------  -------------

Income from operations.............................................................      2,019,106      2,023,746

Other income (expense):

    Other income...................................................................       --               49,343

    Interest income................................................................        109,877       --

    Interest expense...............................................................        (11,813)       (57,925)
                                                                                     -------------  -------------

Net income before income taxes.....................................................      2,117,170      2,015,164

Provision for income taxes.........................................................        794,870        776,000

Net income.........................................................................  $   1,322,300  $   1,239,164
                                                                                     -------------  -------------
                                                                                     -------------  -------------

Earnings per share.................................................................  $        0.25  $        0.31
                                                                                     -------------  -------------
                                                                                     -------------  -------------

Number of common and common equivalent shares outstanding pursuant to APB 15.......      5,977,000      4,050,150
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                               See accompanying notes.

                           DUNN COMPUTER CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                         COMMON STOCK        ADDITIONAL   RECEIVABLE
                                     ---------------------    PAID-IN        FROM        RETAINED
                                       SHARES     AMOUNT      CAPITAL     STOCKHOLDER    EARNINGS       TOTAL
                                     ----------  ---------  ------------  -----------  ------------  ------------
Balance at October 31,1995.........   4,000,000  $   4,000  $    111,857   $(100,000)  $    584,170  $    600,027

Cash receipts from stockholder.....      --         --           --          100,000        --            100,000

Net income.........................      --         --           --           --          1,239,164     1,239,164
                                     ----------  ---------  ------------  -----------  ------------  ------------

Balance at October 31, 1996........   4,000,000      4,000       111,857      --          1,823,334     1,939,191

Issuance of common stock, net of
  offering expenses of $1,083,336..   1,000,000      1,000     3,916,664      --            --          3,917,664

Issuance of stock related to
  acquisition of STMS..............     150,000        150       974,850      --            --            975,000

Issuance of options related to STMS
  acquisition recorded at fair
  value............................      --         --            84,000      --            --             84,000

Net income.........................      --         --           --           --          1,322,300     1,322,300
                                     ----------  ---------  ------------  -----------  ------------  ------------

Balance at October 31, 1997........   5,150,000  $   5,150  $  5,087,371      --       $  3,145,634  $  8,238,155
                                     ----------  ---------  ------------  -----------  ------------  ------------
                                     ----------  ---------  ------------  -----------  ------------  ------------

                                  See accompanying notes.

                           DUNN COMPUTER CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         YEARS ENDED OCTOBER 31,
                                                                                        --------------------------
                                                                                           1997          1996
OPERATING ACTIVITIES                                                                   ------------  ------------

Net income............................................................................  $  1,322,300  $  1,239,164

Adjustments to reconcile net income to net cash (used in) provided by operating activities:

    Depreciation and amortization of property and equipment...........................        46,029        32,300

    Amortization of goodwill and other intangible assets..............................        22,448       --

    Changes in operating assets and liabilities:

      Accounts receivable.............................................................    (5,354,279)     (951,553)

      Inventory.......................................................................    (2,865,750)      211,763

      Prepaid expenses and other assets...............................................       (85,966)        9,460

      Accounts payable................................................................     3,920,267       471,636

      Accrued expenses................................................................        51,930      (193,084)

      Income taxes payable............................................................      (519,308)      260,947

      Deferred tax credit.............................................................        88,914       (66,276)

      Unearned revenue................................................................      (110,734)       67,640
                                                                                       ------------  ------------

Net cash (used in) provided by operating activities...................................    (3,484,149)    1,081,997

INVESTING ACTIVITIES

Purchases of property and equipment...................................................       (93,389)      (21,040)

Acquisition of STMS, net of cash acquired.............................................      (927,550)      --

Purchase of investments...............................................................       --           (150,000)
                                                                                       -------------  ------------

Net cash used in investing activities.................................................    (1,020,939)     (171,040)

FINANCING ACTIVITIES

Net proceeds from issuance of common stock............................................     3,916,664       --

Proceeds of loans for purchase of vehicle.............................................        64,226       --

Payments on notes payable.............................................................       (10,551)      --

Proceeds from bank line of credit.....................................................       --          2,122,245

Payments on bank line of credit.......................................................       --         (2,374,476)

Repayment from stockholder............................................................       --            100,000

Payments on capital leases............................................................       (20,949)      --
                                                                                        ------------  ------------

Net cash provided by (used in) financing activities...................................     3,949,390      (152,231)

Net (decrease) increase in cash and cash equivalents..................................      (555,698)      758,726

Cash and cash equivalents at beginning of the year....................................       897,664       138,938
                                                                                        ------------  ------------

Cash and cash equivalents at end of the year..........................................  $    341,966  $    897,664
                                                                                        ------------  ------------
                                                                                        ------------  ------------

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid.........................................................................  $     11,813  $     57,925
                                                                                        ------------  ------------
                                                                                        ------------  ------------

Income taxes paid.....................................................................  $  1,323,308  $    581,000
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                            See accompanying notes.

                         DUNN COMPUTER CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. ORGANIZATION

    Dunn Computer Corporation (the "Corporation") was incorporated on July 27, 1987 under the laws of the Commonwealth of Virginia.

    On January 3, 1997, Dunn Computer Corporation (the "Company"), a Delaware corporation, was formed as a holding company for the stock of Dunn Computer Corporation, the Virginia corporation. On January 6, 1997, the Board of Directors and stockholders of the Corporation approved and effected a 2,799.160251 for 1 stock exchange with the Company whereby the holders of the Corporation's Common Stock would receive 2,799.160251 shares of Common Stock in the Company for each share of Common Stock in the Corporation. All references in the accompanying consolidated financial statements as to the number of shares of Common Stock and per-share amounts have been restated to reflect the stock exchange. Also, the Company authorized 2,000,000 shares of Preferred Stock with rights and preferences to be determined by the Board of Directors at a later date.

    The Company is engaged in the business of providing custom computer systems and related equipment to businesses and government agencies.

2. SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

    The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions eliminate upon consolidation.

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

INVESTMENTS

    At October 31, 1997 and 1996, investments consisted of shares of common stock of a privately-held internet company, Worldwide Internet Solutions Network, Inc. ("WIZnet"), with a cost basis of approximately $150,000. The Company believes that this carrying amount represents the lower of cost or market. The Company is accounting for this investment using the cost method since the Company's

                         DUNN COMPUTER CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENTS (CONTINUED)

investment represents less than 20% of the privately-held internet company's outstanding stock. The President and Chief Executive Officer of WIZnet is a member of the Company's Board of Directors.

    In connection with the acquisition of STMS, the Company also purchased a 47% interest in Glacier Corporation. This investment was recorded at its fair value of $125,000 on the purchase date. The Company is accounting for this investment using the equity method. The Company believes that the carrying amount represents the lower of cost or market at October 31, 1997. During the period from the acquisition date (September 12, 1997) to October 31, 1997, the Company's portion of net income (loss) related to the Glacier investment was immaterial to the financial statements.

INVENTORY

    Inventory is stated at the lower of cost or market as determined by the first-in first-out (FIFO) method. The Company periodically evaluates its inventory obsolescence reserve to ensure inventory is recorded at net realizable amounts.

GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill and other intangible assets (contracts), which resulted from the Company's acquisition of STMS, Inc. ("STMS") in September 1997, are being amortized on a straight-line basis over twenty and five years, respectively. At October 31, 1997, intangible assets were comprised of:

Goodwill........................................................................  $2,397,287

Contracts.......................................................................    600,000

Less accumulated amortization...................................................    (22,447)
                                                                                  ----------

                                                                                  $2,974,840
                                                                                  ----------
                                                                                  ----------

IMPAIRMENT OF LONG-LIVED ASSETS

    Each year, management determines whether any property and equipment or any other assets have been impaired based on the criteria established in Statement of Financial Accounting Standards No. 121, ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." The Company made no adjustments to the carrying values of the assets during the years ended October 31, 1997 and 1996.

STOCK COMPENSATION

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" which is effective for the Company's fiscal 1997 consolidated financial statements. SFAS 123 allows companies to account for stock-based compensation under either the new provisions of SFAS 123 or the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," but requires pro forma disclosure in the footnotes to the consolidated financial statements as if the measurement

                         DUNN COMPUTER CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK COMPENSATION (CONTINUED)

provisions of SFAS 123 had been adopted. The Company intends to continue accounting for its stock-based compensation in accordance with the provisions of APB 25.

REVENUE RECOGNITION

    The Company generally recognizes revenues based on shipment of products. Revenues are earned principally pursuant to various contracts with agencies of the Federal government and commercial customers. The Company generally does not require collateral on such contracts. The length of the Company's contracts generally range from one to three years.

    The products sold are generally covered by a warranty for periods ranging from two to three years. The Company accrues a warranty reserve for revenues recognized during the year to record estimated costs to provide warranty services.

    Unearned revenue relates to cash received from credit card sales as of year end for which the related inventory was shipped subsequent to year end.

    During the year ended October 31, 1997, the Company had revenues from one agency of the Federal government and one Federal government contractor which represented 21% and 11% of total revenues, respectively. As of October 31, 1997, accounts receivable from agencies of the Federal government represented 64% of total accounts receivable. During the year ended October 31, 1996, the Company had revenues from two agencies of the Federal government which represented 22% and 14% of total revenues. In addition, during 1996, the Company had revenues from one Federal government contractor and one commercial customer which represented 17% and 16% of total revenues, respectively. As of October 31, 1996, accounts receivable from agencies of the Federal government represented 92% of total accounts receivable.

INCOME TAXES

    The Company provides for income taxes in accordance with the liability method.

FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, investments and accounts receivable. The cash is held by high credit quality financial institutions. For accounts receivable, the Company performs ongoing credit evaluations of its customers' financial

                         DUNN COMPUTER CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK (CONTINUED)

condition and generally does not require collateral. The Company maintains reserves for credit losses, and such losses have been within management's expectations. The concentration of credit risk is mitigated by the diverse customer base and the amount of receivables due by the Federal government. The carrying amount of the receivables approximates their fair value.

EARNINGS PER SHARE

    The Company's earnings per share calculations are based upon the number of shares of Common Stock and Common Equivalent outstanding according to Accounting Principles Board opinion No.15 ("APB 15"). Pursuant to the requirements of Securities and Exchange Commission Staff Accounting Bulletin No. 83, options to purchase Common Stock issued at prices below the initial public offering (the "IPO") price during the twelve months immediately preceding the contemplated initial filing of the registration statement relating to the IPO, have been included in the computation of the earnings per share as if they were outstanding for all periods presented (using the treasury stock method assuming repurchase of Common Stock at the estimated IPO price). In subsequent periods, stock options and warrants under the treasury stock method will be included to the extent that they are dilutive pursuant to APB 15.

RECENT PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share", which is required to be adopted in the October 31, 1998 consolidated financial statements. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. For the years ended October 31, 1997 and 1996, the basic earnings per share (calculated on the basis prescribed in SFAS 128) would have been $
0.28 and $         0.31, respectively. The impact of SFAS 128 on the
calculation of diluted earnings per share for the periods presented herein is not expected to be materially different from the basic earnings per share.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Comprehensive Income", which is required to be adopted in the year ended October 31, 1998 consolidated financial statements. SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the Statement of Stockholders' Equity. The Company will be required to restate earlier periods provided for comparative purposes, but doesn't believe that the adoption of SFAS 130 will be material to the Company's financial statements.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information", which is required to be adopted in the year ended October 31, 1998 consolidated financial statements. SFAS 131 changes the way public companies report segment information in annual financial

                         DUNN COMPUTER CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT PRONOUNCEMENTS (CONTINUED)

statements and also requires those companies to report selected segment information in interim financial reports to stockholders. The disclosure for segment information on the consolidated financial statements is not expected to be material.

3. PROPERTY AND EQUIPMENT

    Property and equipment, including leasehold improvements, are stated at cost. Property and equipment are depreciated and amortized using the straight-line method over the estimated useful lives of five years. Leasehold improvements are amortized over the lesser of the related lease term or the useful life.

    Property and equipment consists of the following:

                                                                                                 OCTOBER 31,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
Computer and office equipment.............................................................  $  505,920  $   69,626

Furniture and fixtures....................................................................      57,076      20,663

Leasehold improvements....................................................................      96,326      27,424

Other.....................................................................................     143,060      78,742
                                                                                            ----------  ----------

                                                                                               802,382     196,455

Less accumulated depreciation and amortization............................................    (168,954)   (132,692)
                                                                                            ----------  ----------

                                                                                            $  633,428  $   63,763
                                                                                            ----------  ----------
                                                                                            ----------  ----------

4. ACQUISITION OF STMS, INC.

    On September 12, 1997, the Company acquired all of the outstanding stock of STMS, Inc., a Virginia corporation ("STMS"), for 150,000 shares of the Company's Common Stock, 25,000 options to purchase the Company's Common Stock, and $1,044,500 in cash used specifically to repay certain of STMS' debt. The transaction was accounted for using the purchase method. The 150,000 shares of Common Stock were valued at the market price of the Company's common stock ($975,000) on the date of transaction. The 25,000 options issued to a stockholder/creditor of STMS were valued at fair value ($84,000) using the Black-Scholes option-pricing fair value model. The purchase price was allocated to the assets and liabilities acquired based on their estimated fair values. In conjunction with the acquisition, the Company recorded goodwill in the amount of $2,397,287 and other intangible assets (contracts) in the amount of $600,000. The operations of STMS are included in the consolidated financial statements of the Company for the year ended October 31, 1997 since the date of acquisition.

    The Company granted options to purchase 1,330,000 shares of the Company's Common Stock, at an exercise price equivalent to its fair market value at the date of grant, to the former stockholders of STMS in

                           DUNN COMPUTER CORPORATION
conjunction with their three-year employment agreements (see Note 7). The options vest over a three-year period.


    The selected pro forma information for the years ended October 31, 1996 and 1997 includes the operating results of STMS as if the Company acquired STMS on November 1, 1995.

                                                                    YEAR ENDED OCTOBER 31,
                                                                 ----------------------------
                                                                     1997           1996
                                                                 -------------  -------------
                                                                         (UNAUDITED)
Pro Forma net revenues.........................................  $  34,409,000  $  38,348,000
                                                                 -------------  -------------
                                                                 -------------  -------------

Pro Forma net income...........................................  $    (518,000) $   1,548,000
                                                                 -------------  -------------
                                                                 -------------  -------------

Pro Forma earnings per share...................................  $       (0.11) $        0.37
                                                                 -------------  -------------
                                                                 -------------  -------------

Pro Forma weighted average shares outstanding..................      4,769,833      4,200,150
                                                                 -------------  -------------
                                                                 -------------  -------------

5. BANK LINES OF CREDIT AND NOTES PAYABLE

    In April 1996, the Company entered into a line of credit agreement with a bank whereby the Company could borrow up to $2,000,000. Outstanding borrowings bear interest at the prime rate. As of October 31, 1997, there were no outstanding borrowings under this line of credit facility. The Company pays a commitment fee equivalent to a certain percentage (approximately .3/8%) of the unused borrowings under the line of credit facility. The line of credit is secured by all assets of the Company. Under the line of credit agreement, the Company is required to maintain a net worth of $1,250,000 as well as submit periodic financial statements. For the years ended October 31, 1997 and 1996, the Company is in compliance with these covenants. The line of credit agreement expires February 28, 1998.

    During July 1997, the Company obtained a certain asset in the amount of $64,227 through loan proceeds bearing interest annually at 7.9%. The Company is required to make monthly payments of $1,303 until July, 2004.

6. RELATED PARTY TRANSACTION

    Thomas Dunne, the Company's President, and his wife, Claudia Dunne, the Company's Vice President, acquired a building for the purpose of leasing office space to the Company. In connection with the acquisition of the building, the Company guaranteed the building's $1 million mortgage. The term of the mortgage is 25 years. The Company subsequently executed a noncancelable operating lease with Mr. and Mrs. Dunne. The Company believes that the lease agreement is on terms no less favorable to the Company than could be obtained from unaffiliated third parties (see Note 7).

                           DUNN COMPUTER CORPORATION

7. COMMITMENTS

OPERATING LEASES

    The Company leases office space under a noncancelable operating lease agreement with two stockholders (see Note 6). The lease agreement terminates in October 1999, but provides for a five year renewal at the Company's option. Additionally, the Company leases various office equipment under non-cancelable operating leases. Rent expense under these leases was $175,000 and $154,000 for the years ended October 31, 1997 and 1996, respectively.

    Future minimum lease payments under noncancelable operating leases, including the lease assumed in the STMS purchase, at October 31, 1997 are as follows:

1998............................................................  $ 468,995

1999............................................................    454,982

2000............................................................    286,170

2001............................................................    285,709

2002............................................................    293,843

Thereafter......................................................    225,304
                                                                  ---------

Total...........................................................  $2,015,003
                                                                  ---------
                                                                  ---------

CAPITAL LEASES

    In connection with the acquisition of STMS, the Company assumed certain capital lease obligations. The capital leases are related to the use of certain computer equipment, and are included in fixed assets and depreciated accordingly. The total obligation under capital lease agreements at October 31, 1997 was $91,756, at an imputed interest rate of 8%. Future minimum lease payments are $66,294 and $25,462 for the years ending October 31, 1998 and 1999, respectively.

EMPLOYMENT AGREEMENTS

    During the year ended October 31, 1997, the Company executed employment agreements with certain key executives under which the Company is required to pay the following base salaries annually over the next three years:

1998....................................................................  $1,005,000

1999....................................................................   1,005,000

2000....................................................................     637,501
                                                                           ---------

Total...................................................................  $2,647,501
                                                                          ----------
                                                                          ----------

                           DUNN COMPUTER CORPORATION

8. STOCKHOLDERS' EQUITY

EQUITY TRANSACTIONS

    On April 21, 1997, the Company sold 1,000,000 shares of Common Stock in an initial public offering for net proceeds of $3,916,664. In connection with the offering, warrants were issued to the underwriter for 100,000 shares of Common Stock at an exercise price of $6.00 per share. Beginning April 21, 1998, the warrants are exercisable for a period of four years.

STOCK OPTION PLAN

    On January 6, 1997, the Company adopted the 1997 Stock Option Plan (the "Option Plan") which permits the Company to grant up to 600,000 options to officers, directors and employees who contribute materially to the success of the Company. In September 1997, the Company increased the number of options available for grant under the plan to 2,200,000. Stock options are generally granted at prices which the Company's Board of Directors believes approximates the fair market value of its Common Stock at the date of grant. The options vest over a stated period of time not to exceed four years. The contractual term of the options is ten years.

    Common stock option activity was as follows:

                                                                                                         WEIGHTED-
                                                                                                          AVERAGE
                                                                                                         EXERCISE
                                                                                              SHARES       PRICE
                                                                                            ----------  -----------
Outstanding at October 31, 1996...........................................................      --       $

Options granted...........................................................................   1,927,000        6.11

Options exercised.........................................................................      --          --

Options canceled or expired...............................................................      70,000        4.15
                                                                                            ----------       -----

Outstanding at October 31, 1997...........................................................   1,857,000   $    6.18
                                                                                            ----------       -----

Exercisable at October 31, 1997...........................................................      --       $  --
                                                                                            ----------       -----
                                                                                            ----------       -----

    As of October 31, 1997, there were 343,000 options available for future grants under the Option Plan.

    The following table summarizes information about fixed-price stock options outstanding at October 31, 1997:

                                  OPTIONS OUTSTANDING
                      --------------------------------------------
                          NUMBER          AVERAGE       WEIGHTED-
         RANGE OF     OUTSTANDING AT     REMAINING       AVERAGE
         EXERCISE      OCTOBER 31,      CONTRACTUAL     EXERCISE
          PRICES           1997            LIFE           PRICE
      --------------  --------------  ---------------  -----------
      $ 4.01 - $6.00        275,000           4.20      $    4.44

      $ 6.01 - $8.00      1,582,000           4.96           6.48
                      --------------           ---          -----

      $ 4.01 - $8.00      1,857,000           4.67      $    6.18
                      --------------           ---          -----
                      --------------           ---          -----

                           DUNN COMPUTER CORPORATION

STOCK OPTION PLAN (CONTINUED)

    Had compensation expense related to the stock option plan been determined based on the fair value at the grant date for options granted during the years ended October 31, 1997 and 1996 consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been as follows:

                                                                YEAR ENDED OCTOBER 31,
                                                              --------------------------
                                                                  1997          1996
                                                              ------------  ------------
Net income--pro forma.......................................  $  1,098,900  $  1,239,164
                                                              ------------  ------------
                                                              ------------  ------------
Earnings per share--pro forma...............................  $       0.24  $       0.31
                                                              ------------  ------------
                                                              ------------  ------------

    The effect of applying SFAS 123 on 1997 and 1996 pro forma net income as stated above is not necessarily representative of the effects on reported net income for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model with the following weighted-average assumptions used for grants in 1997: dividend yield of 0%, expected volatility of 46%; risk-free interest rate of 5.75%; and expected life of the option term of 5 years. The weighted average fair values of the options granted in 1997 with a stock price equal to the exercise price is $6.18.

9. INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

    Components of the Company's net deferred tax asset (credit) balance are as follows:

                                                                                                 OCTOBER 31,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
Deferred tax assets:

    Accrued expenses......................................................................  $   24,800  $   50,037

    Net operating loss carryforwards......................................................     454,000      --

    Asset reserves........................................................................      14,000      14,000
                                                                                            ----------  ----------

Total deferred assets.....................................................................     492,800      64,037

Deferred tax credit:

    Change from cash to accrual method for tax purposes...................................     (38,800)    (75,123)

Valuation allowance.......................................................................    (454,000)     --
                                                                                            ----------  ----------

    Net deferred tax asset (credit).......................................................  $   --      $  (11,086)
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                      F-15

                           DUNN COMPUTER CORPORATION

9. INCOME TAXES (CONTINUED)

    As of October 31, 1997, the Company had approximately $1,100,000 in net operating loss carryforwards primarily related to STMS, which expire at varying dates through 2012. These carryforwards may be significantly limited under Section 382 of the Internal Revenue Service Code and the SRLY rules. The Company has fully reserved the net deferred tax assets because realizability of such assets is uncertain.

    The components of the provision for income taxes are as follows:

                                                                                             YEARS ENDED OCTOBER
                                                                                                     31,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
Current tax expense:

    Federal...............................................................................  $  671,070  $  709,195

    State.................................................................................     125,900     133,081
                                                                                            ----------  ----------

                                                                                               796,970     842,276

Deferred tax expense:

    Federal...............................................................................      (1,800)    (55,800)

    State.................................................................................        (300)    (10,476)
                                                                                            ----------  ----------

                                                                                                (2,100)    (66,276)
                                                                                            ----------  ----------

Total provision for income taxes..........................................................  $  794,870  $  776,000
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    The reconciliation of income tax from the statutory rate of 34% is:

                                                                                             YEARS ENDED OCTOBER
                                                                                                     31,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
Tax at statutory rates....................................................................  $  719,838  $  685,156

Non-deductible expenses...................................................................       8,291       9,610

State income tax net of federal benefit...................................................      66,741      81,234
                                                                                            ----------  ----------

                                                                                            $  794,870  $  776,000
                                                                                            ----------  ----------
                                                                                            ----------  ----------

10. RETIREMENT PLANS

401(K) PLAN

    Effective April 1, 1995, the Company adopted a 401(k) Plan (the "Plan"). Employees are eligible to participate after completing six months of service and attaining age 18. Employees can defer up to 15 percent of compensation. Employee contributions are subject to Internal Revenue Service limitations. All employees who contribute to the Plan are eligible to share in discretionary Company matching contribution. During the years ended October 31, 1997 and 1996, the Company contributed $11,855 and $3,300, respectively, to the Plan.

                           DUNN COMPUTER CORPORATION

DEFINED BENEFIT PLAN

    During the fiscal year ended October 31, 1995, the Company implemented a defined benefit plan (the "Pension Plan") covering substantially all salaried employees. The Pension Plan benefits are based on years of service and the employee's compensation. The Company's funding policy is to annually contribute amounts sufficient to meet minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974 ("ERISA"). Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. The assets of the Pension Plan are invested in money markets and corporate debt and equity instruments. The Company contributed approximately $135,000 and $0 for the Pension Plan during the years ending October 31, 1997 and 1996, respectively, which met the minimum funding requirements under ERISA.

    On January 6, 1997, the Company amended the Pension Plan to change the benefits to be paid out after retirement from 100% to 40% of its initial liability. This will result in a reduction of the projected benefit obligation by $150,000.

    The following table sets forth the Pension Plan's funded status as reported on activity, and amounts recognized in the Company's consolidated financial statements:

                                                                                                OCTOBER 31,
                                                                                          ------------------------
                                                                                             1997         1996
                                                                                          -----------  -----------
Actuarial present value of benefit obligations:

Accumulated benefit obligation, including vested benefits of ($171,593) and ($238,619)
  at October 31, 1997 and 1996, respectively............................................  $  (321,599) $  (320,973)
                                                                                          -----------  -----------
                                                                                          -----------  -----------

Projected benefit obligation............................................................     (321,559)    (320,973)

Pension Plan assets at fair value.......................................................      147,041      168,336
                                                                                          -----------  -----------

Funded status--projected benefit obligation in excess of fair value of Pension Plan assets................................................................................  $  (174,518) $  (152,637)
                                                                                          -----------  -----------
                                                                                          -----------  -----------

                                                                                             YEARS ENDED OCTOBER
                                                                                                     31,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
Net periodic pension cost:

Service cost..............................................................................  $   44,140  $   59,066

Interest cost.............................................................................      19,355      17,892

Actual return on assets...................................................................      21,295     (33,982)

Net amortization and deferral.............................................................     (33,340)     38,127
                                                                                            ----------  ----------

Total net periodic pension cost...........................................................  $   51,450  $   81,103
                                                                                            ----------  ----------
                                                                                            ----------  ----------

DEFINED BENEFIT PLAN

    Key assumptions used in the actuarial valuation were:

                                                                                                    OCTOBER 31,
                                                                                                   -------------
                                                                                                 1997         1996
                                                                                                 -----        -----
Weighted average discount note...........................................................         7.5%         7.5%

Rate of return on assets:

    Pre-retirement.......................................................................         8.0%         8.0%

    Post-retirement......................................................................         8.0%         8.0%

11. SUBSEQUENT EVENT

    On December 10, 1997, the Company increased the amount available under the current line-of-credit arrangement with a bank from $2,000,000 to $4,000,000.