Form 10QSB
period 1998-01-31
DUNN COMPUTER CORP
filed 1998-03-17
CIK 1030266

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended January 31, 1998
    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ________________ to __________________

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

                                   NO CHANGE

                                   _________

     Former name or former address, if changed since last report) Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___ .

     As of March 16, 1998 there were 5,150,000 shares of the registrant's common stock outstanding.

This quarterly report on Form 10-Q contains 11 pages, of which this is page 1.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DUNN COMPUTER CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                                                                           THREE MONTHS ENDED
                                                                                               JANUARY 31,
                                                                                       ---------------------------
                                                                                           1997          1998
                                                                                       ------------  -------------
Net revenues.........................................................................  $  5,505,350  $  10,429,168
Costs of revenues....................................................................     4,199,577      7,989,879
                                                                                       ------------  -------------
Gross profit.........................................................................     1,305,773      2,439,289
Selling and marketing................................................................       181,507        551,881
General and administrative...........................................................       252,119        738,290
                                                                                       ------------  -------------
Income from operations...............................................................       872,147      1,149,118
Other income (expense):
  Other income (expense).............................................................         7,668         (5,132)
  Interest income....................................................................        --             --
  Interest expense...................................................................        --            (37,618)
                                                                                       ------------  -------------
Net income before income taxes.......................................................       879,815      1,106,368
Provision for income taxes...........................................................       334,000        417,662
                                                                                       ------------  -------------
Net income...........................................................................  $    545,815  $     688,706
                                                                                       ------------  -------------
                                                                                       ------------  -------------
Earnings per share...................................................................  $       0.14  $        0.13
                                                                                       ------------  -------------
                                                                                       ------------  -------------
Earnings per share assuming dilution.................................................  $       0.13  $        0.12
                                                                                       ------------  -------------
                                                                                       ------------  -------------

    The accompanying notes are an integral part of these consolidated statements.

DUNN COMPUTER CORPORATION
CONSOLIDATED BALANCE SHEET

                                                                                                      JANUARY 31,
                                                                                                         1998
                                                                                                     -------------
ASSETS
Current assets:
  Cash and cash equivalents........................................................................  $     162,359
  Accounts receivable, net.........................................................................      8,373,278
  Inventory, net...................................................................................      2,882,118
  Prepaid expenses and other assets................................................................        120,052
                                                                                                     -------------
Total current assets...............................................................................     11,537,807
Property and equipment, net........................................................................        598,257
Goodwill and other intangible assets, net..........................................................      2,920,514
Investments........................................................................................        275,000
Other assets.......................................................................................        186,958
                                                                                                     -------------
Total assets.......................................................................................  $  15,518,536
                                                                                                     -------------
                                                                                                     -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................................................................  $   2,153,011
  Accrued expenses.................................................................................        483,151
  Income taxes payable.............................................................................        417,662
  Deferred tax credit..............................................................................          --
  Line-of-credit...................................................................................      2,826,789
  Notes payable-current portion....................................................................         12,840
  Obligations under capital leases-current portion.................................................         54,319
  Unearned revenue.................................................................................        474,345
                                                                                                     -------------
Total current liabilities..........................................................................      6,422,117
Notes payable-long-term portion....................................................................         47,105
Obligations under capital leases-long-term portion.................................................         22,453
Deferred tax credit................................................................................        100,000
Stockholders' equity:
  Preferred Stock, $.001 par value; 2,000,000 shares
    authorized, no shares issued and outstanding...................................................          --
  Common Stock, $.001 par value; 20,000,000 shares authorized,
    5,150,000 shares issued and outstanding at January 31, 1998....................................          5,150
  Additional paid-in capital.......................................................................      5,087,371
  Retained earnings................................................................................      3,834,340
                                                                                                     -------------
Total stockholders' equity.........................................................................      8,926,861
                                                                                                     -------------
Total liabilities and stockholders' equity.........................................................  $  15,518,536
                                                                                                     -------------
                                                                                                     -------------

    The accompanying notes are an integral part of these consolidated financial statements.

DUNN COMPUTER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           THREE MONTHS ENDED
                                                                                               JANUARY 31,
                                                                                        -------------------------
                                                                                            1997         1998
                                                                                        ------------  -----------
OPERATING ACTIVITIES
Net income............................................................................  $    545,815  $   688,706
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
  Depreciation and amortization of property and equipment.............................         6,450       47,832
  Amortization of goodwill and other intangible assets................................         --          54,326
  Changes in operating assets and liabilities:
    Accounts receivable...............................................................     1,782,772    1,338,732
    Inventory.........................................................................      (339,822)   1,605,183
    Prepaid expenses and other assets.................................................       (88,039)     (28,478)
    Accounts payable..................................................................      (344,813)  (7,143,486)
    Accrued expenses..................................................................        35,823       (7,819)
    Income taxes payable..............................................................      (136,150)     417,662
    Deferred tax credit...............................................................        (8,850)       --
    Unearned revenue..................................................................       (67,640)      51,438
                                                                                        ------------  -----------
Net cash provided by (used in) operating activities...................................     1,385,546   (2,975,904)

INVESTING ACTIVITIES
Purchases of property and equipment...................................................         --         (12,661)
Acquisition of STMS, net of cash acquired.............................................         --           --
Purchase of investments...............................................................         --           --
                                                                                        ------------  -----------
Net cash used in investing activities.................................................         --         (12,661)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock............................................         --           --
Proceeds of loans for purchase of certain asset.......................................         --           --
Payments on notes payable.............................................................         --          (2,847)
Proceeds from bank line of credit.....................................................       200,000    2,826,789
Payments on bank line of credit.......................................................      (200,000)       --
Payments on capital leases............................................................         --         (14,984)
                                                                                        ------------  -----------
Net cash (used in) provided by financing activities...................................         --       2,808,958

Net increase (decrease) in cash and cash equivalents..................................     1,385,546     (179,607)
Cash and cash equivalents at beginning of the period..................................       897,664      341,966
                                                                                        ------------  -----------
Cash and cash equivalents at end of the period........................................  $  2,283,210  $   162,359
                                                                                        ------------  -----------
                                                                                        ------------  -----------
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid.........................................................................  $      0      $    38,473
                                                                                        ------------  -----------
                                                                                        ------------  -----------
Income taxes paid.....................................................................  $      --     $   479,000
                                                                                        ------------  -----------
                                                                                        ------------  -----------

DUNN COMPUTER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended October 31, 1997 which include information and note disclosures not included herein. In the opinion of management all adjustments, which include only those of a normal recurring nature, necessary to fairly present the Company's financial position, results of operations and cash flows have been made to the accompanying financial statements. The results of operations for the three month period ended January 31, 1998 may not be indicative of the results that may be expected for the year ending October 31, 1998.

2. RECENT PRONOUNCEMENTS

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

3. SUBSEQUENT EVENTS

    On March 9, 1998, the Company entered into an agreement to acquire International Data Products, Corp. ("IDP Co.") and its affiliate, Puerto Rico Industrial Manufacturing Operations, Corp. ("PRIMO"; IDP Co. and PRIMO are referred to collectively as "IDP"). IDP, which had total combined revenue of approximately $71.9 million for its fiscal year ended September 30, 1997, is primarily a manufacturer of notebooks, desktops and high performance network servers. IDP manufactures its products in its ISO 9000 certified facility in Gaithersburg, Maryland and in its facility in Guayama, Puerto Rico. IDP is expected to retain its product brand names and continue to service its existing contracts. See "Business."

    The Company's management believes that the acquisition of IDP (the "IDP Acquisition") will result in several benefits, including: (i) doubling its Government customer base; (ii) expanding Dunn's portable computer product line;
and (iii) providing cost savings and economies of scale. See "Business      The
IDP Acquisition."

    Dunn has organized a new corporate entity, Dunn Computer Corporation, a Virginia corporation ("Dunn"), to be the vehicle for the IDP Acquisition. At the time the IDP Acquisition closes, Dunn will become a holding company owning 100% of both the Company and IDP.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

    Net revenues for the Company for the first quarter ended January 31, 1998 ("first quarter 1998") increased 89.4% to $10.4 million from $5.5 million for the first quarter ended January 31, 1997 ("first quarter 1997"). This increase was primarily due to additional revenue from STMS, which was acquired in the fourth quarter of 1997, and increased revenues from certain Government contracts.

    Gross profit for the first quarter 1998 increased 86.8% to $2.4 million from $1.3 million for the first quarter 1997. However, the gross profit as a percentage of net revenues during the same periods decreased to 23.4% from 23.7%. The decrease in gross profit margin is a result of an increase in the percentage of lower margin third party hardware sales associated with the network services business.

    Selling and marketing expense for the Company increased for the first quarter 1998 by 204.1% to $552,000 from $182,000 for the first quarter 1997. During the same periods, as a percentage of net revenues, selling and marketing expenses increased to 5.3% from 3.3%. The increase was primarily attributable to increased sales and marketing expenses related to its network service products.

    General and administrative expenses for the Company for the first quarter 1998 increased 192.8% to $738,000 from $252,000 for the first quarter 1997. As a percentage of net revenues, general and administrative expense increased to 7.1% for the first quarter 1998 from 4.6% for the first quarter 1997. This increase was primarily the result of additional administrative costs associated with personnel retained from the STMS Acquisition.

    Other income (expense) for the first quarter 1998 decreased to an expense of $43,000 from income of $8,000 for the first quarter 1997. The increase in cost is attributable to increased interest expense. The effective tax rate decreased to 37.8% for the first quarter 1998 from 38.0% for the first quarter 1997. The Company's net income increased by 26.2% for the first quarter 1998 to $689,000 from $546,000 for the first quarter 1997. Net income as a percentage of revenue during the same periods declined to 6.6% from 9.9%.

LIQUIDITY AND CAPITAL RESOURCES

    In the first quarter 1998, the Company used net cash of $3.0 million for its operating activities. Although the Company generated net income of $689,000 The Company used $7.1 million in cash to reduce its accounts payable balance, which was primarily funded by increases in its line of credit facilities.

    The Company received $3.9 million in net proceeds from its initial public offering in April 1997. Other significant financing activities were provided by the Company's bank line of credit with First Union Bank (formerly Signet
Bank). In December 1997, the bank agreed to increase the line from $2.0 to $4.0 million. The line of credit expires on May 31, 1998 and currently bears interest at prime. As of January 31, 1998, the Company had $2.8 million drawn on the line of credit.

    The Company is the guarantor on $1.0 million of mortgage debt for a partnership owned and controlled by the President and Vice President of the Company. The mortgage debt is for the facilities currently occupied by the
Company in Sterling, Virginia. See "Business      Facilities." In addition,
the Company has obligations under its operating lease commitments of approximately $500,000 and obligations under its existing employment contracts of approximately $1.0 million for fiscal 1998. Acquisition, the Company will assume annual obligations pursuant to employment agreements of approximately $420,000, and lease commitments of approximately $634,000 through December 31, 1998.

    From time to time, the Company may pursue strategic acquisitions or mergers which may require significant additional capital and, in such event, the Company may seek additional financing of debt and/or equity.

    Recently, national attention has focused on the potential problems and costs resulting from computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. While the Company believes that its internal software applications and the software in the systems it sells are Year 2000 compliant, there can be no assurance until the year 2000 that all systems will function adequately. Further, if the software applications of others on whose services the Company depends are not Year 2000 compliant, such noncompliance could have a material adverse effect on the Company. The Year 2000 problem can be corrected either through software programming or the application can be ported to a client/server network. The Company believes with its technical services and its client/server hardware product line, it provides Year 2000 solutions.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 11.1 Statement of computation of earnings per share.

Exhibit 27: Financial Data Schedule.

(b) No reports on Form 8-K were filed during the quarter ended January 31, 1998. The Company filed an amendment to the 8K filed in connection with the STMS Inc. acqusition which occurred on September 12, 1997. The
    FORM 8-K/a was filed on March 12, 1998.



SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         DUNN COMPUTER CORPORATION
                               (REGISTRANT)
DATE   MARCH 17, 1998    BY: /S/ JOHN D. VAZZANA
---------------------    ----------------------------------------------
                                 JOHN D. VAZZANA,
                              EXECUTIVE VICE-PRESIDENT,
                               CHIEF FINANCIAL OFFICER
                            (PRINCIPAL ACCOUNTING OFFICER
                             AND DULY AUTHORIZED OFFICER)