Form 10KSB/A
period 1997-10-31
DUNN COMPUTER CORP
filed 1998-04-01
CIK 1030266

                                 United States
                         Securities and Exchange Commission
                             Washington, D.C. 20549

                                 FORM 10-KSB/A

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

Date: March 31, 1998

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


SIGNATURE                                                          TITLE                             DATE
---------------------------------------------  ---------------------------------------------  -------------------

   /s/ Thomas P. Dunne                         Chief Executive Officer, President (Principal     March 31, 1998
  -------------------------------------        Executive Officer) and Chairman of the Board
  Thomas P. Dunne

   /s/ John D. Vazzana                         Executive Vice President, Chief Financial         March 31, 1998
  -------------------------------------        Officer (Principal Financial and Accounting
  John D. Vazzana                              Officer) and Director


   /s/ Claudia N. Dunne                        Vice President and Director                       March 31, 1998
  -------------------------------------
  Claudia N. Dunne
