Form 10QSB
period 1998-04-30
DUNN COMPUTER CORP
filed 1998-06-15
CIK 1030266

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 30, 1998
          OR

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

             Yes  X      No______.

         As of June 1, 1998 there were 9,341,493 shares of the registrant's common stock outstanding.

         This quarterly report on Form 10-QSB contains 13 pages, of which this is page 1.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DUNN COMPUTER CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)


                                Three Months Ended         Six Months Ended
                                     April 30,                 April 30,
                                --------------------   ----------------------
                                  1997      1998          1997        1998
                                --------   ---------   ----------  ----------
Net Revenue                   $3,987,079   6,352,969   9,492,429   16,782,138
Costs of revenue               3,470,633   5,034,789   7,670,210   13,024,668
                               ---------  ----------   ----------  ----------
Gross profit                     516,446   1,318,180   1,822,219    3,757,470
Selling and marketing            112,259     476,438     293,766    1,028,318
General and administrative       216,361     593,144     468,480    1,340,234
                               ---------  ----------   ----------  ----------


Income from operations           187,826     248,598    1,059,973   1,388,918
Other income (expense)            25,894     (38,248)      33,562     (34,580)
Interest income                     --        21,255         --        22,110
Interest expense                    --       (16,365)        --       (54,839)
                                ---------  ----------   ----------  ----------
Net income                       213,720     215,240    1,093,535   1,321,609
Before income taxes

Provision for Income taxes        84,300      82,867      418,300     500,529
                                ---------  ----------   ----------   ----------

Net income                        129,420    132,373      675,235     821,080


Basic earnings per share            $0.03      $0.03        $0.16       $0.16

Diluted earnings per share          $0.03      $0.02        $0.16       $0.14



The accompanying notes are an integral part of these consolidated statements.

DUNN COMPUTER CORPORATION
CONSOLIDATED BALANCE SHEET


                                                       April 30,
                                                         1998
                                                     -----------
                           ASSETS

  Current assets

    Cash and cash equivalents                        $  328,416
    Accounts receivable, less allowance for
         doubtful accounts of $15,000                 3,959,987
    Inventory, less obsolescence reserve of $20,000   2,001,164
    Prepaid expenses and other current assets           657,384
                                                    -----------
  Total current assets                                6,946,951
  Property and equipment, net                           568,230
  Goodwill and other intangible assets, net           2,866,184
  Investments                                           275,000
  Other assets                                          186,958
                                                    -----------
  Total assets                                      $10,843,323
                                                    -----------
                                                    -----------
          LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities
     Accounts payable                                 1,084,115
     Accrued expenses                                   507,573
     Income taxes payable                                83,790
     Notes payable- current portion                      11,770
     Obligations under capital leases-current portion    45,128
     Unearned revenue                                   431,988
                                                    -----------
  Total current liabilities                           2,164,364
  Notes payable-long-term portion                        48,175
  Obligations under capital leases-long-term portion      6,549
  Deferred tax credit                                   100,000

  Stockholders' equity
    Preferred Stock $.001 par value; 2,000,000 shares
         authorized, no shares issued and outstanding
    Common Stock, $.001 par value:
         20,000,000 shares authorized, 5,150,000 shares
       issued and outstanding;                            5,150
    Additional paid-in capital,less Treasury Stock    4,552,371
    Retained earnings                                 3,966,714
                                                    -----------
  Total stockholders' equity                          8,524,235
                                                    -----------
  Total liabilities and stockholders' equity        $10,843,323
                                                    -----------
                                                    -----------



The accompanying notes are an integral part of these consolidated financial statements.

DUNN COMPUTER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           Six Months Ended
                                                               April 30,
                                                       ----------------------
                                                          1997         1998
                                                       ---------   ----------
OPERATING ACTIVITIES:
Net income                                             $ 675,235   $ 821,080
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
    Depreciation and amortization                          8,053     202,374
    Changes in operating assets and liabilities
      Accounts receivable                               (769,780)  5,752,023
      Inventory                                          667,884   2,486,137
      Prepaid expenses and other assets                  (44,697)   (565,810)
      Prepaid income taxes                                 -
      Accounts payable                                   633,419  (8,212,382)
      Accrued expenses                                   225,377      16,602
      Deferred tax liability                              (2,386)      -
      Income tax payable                                (460,314)     83,790
      Unearned revenue                                   (44,744)      9,081
                                                      -----------   --------
      Net cash provided by (used in)
      operating activities                               888,047     592,895
                                                      -----------   --------
INVESTING ACTIVITIES:
Purchase of property and equipment                       (17,099)   (28,519)
                                                      -----------   --------
Net cash used in investing activities                    (17,099)   (28,519)
                                                      -----------   --------
FINANCING ACTIVITIES:
Proceeds from issuance of Common Stock                 3,954,221      -
Purchase of Treasury Stock                                 -       (535,000)
Payments on capital lease obligations and notes            -        (42,926)
  payable                                             ----------    -------
Net cash (used in) provided by financing
  activities                                           3,954,221   (577,926)

Net increase (decrease)in cash and cash equivalents    4,825,169    (13,550)
Cash and cash equivalents at
  beginning of period                                    897,664     341,966
                                                      ----------    --------
Cash and cash equivalents at end of
  period                                              $5,722,833    $328,416
                                                      ----------    --------
                                                      ----------    --------
SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid                                         $    -        $ 51,999
                                                      ----------    --------
                                                      ----------    --------
Income taxes paid                                     $  881,000    $660,033
                                                      ----------    --------
                                                      ----------    --------


The accompanying notes are an integral part of these consolidated financial statements.

DUNN COMPUTER CORPORATION
NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The consolidated financial statements for the three month and six month periods ended April 30, 1997 and 1998 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the Registration Statement on Form S-1 of Dunn Computer Corporation (the "Company") which includes consolidated financial statements and notes thereto for the years ended October 31, 1996 and 1997 and for the three months ended January 31, 1997 and 1998.

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

In June 1997, the Financial Accounting Standards Board issued Statement of Finanical Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information", which is required to be adopted in the year ended October 31, 1998 consolidated financial statements. SFAS 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to stockholders. The disclosure for segment information on the consolidated financial statements is not expected to be material.

In February 1998, the Finanical Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 ("SFAS 132"), "Employers' Disclosures about Pensions and Other Postretirement Benefits", which is required to be adopted in the October 31, 1999 consolidated financial statements. SFAS 132 eliminates certain existing disclosure requirements, but at the same time adds new disclosures. The Company does not expect any significant impact on its financial condition and results of its operations as a result of adoption of SFAS 132.

3. Subsequent events

On May 1, 1998, the Company acquired International Data Products, Corp. ("IDP Co.") and substantially all of the net assets of IDP's Puerto Rico affiliate, Puerto Rico Industrial Manufacturing Operations, Corp. ("PRIMO"; "IDP Co and PRIMO are referred to collectively") as IDP, for a combined purchase price of $14.9 million in cash and 750,000 shares of Common Stock, both of which are subject to adjustment under certain conditions (the "IDP Acquisition"). IDP, which had a total combined revenue of approximately $71.9 million for its fiscal year ended September 30, 1997, is primarily a manufacturer of notebooks, desktops and high performance network servers. IDP manufactures its products in its ISO 9000 certified facility in Gaithersburg, Maryland and in its facility in Guayama, Puerto Rico. The Company expects to retain IDP's product brand names and for IDP continue to service its existing contracts.

In connection with the IDP Acquisition, the Company effected a reorganization whereby a new corporate entity, Dunn Computer Corporation, a Viriginia corporation ("Dunn-VA"), became a holding company, owning 100% of the Company, IDP and a newly formed Puerto Rican subsidiary ("PAC") which acquired substantially all of the net assets of PRIMO. In the reorganization, each outstanding share of the Company's Common Stock became exchangeable on a one-for-one basis for a share of Common Stock of Dunn-VA. The Company's outstanding options and warrants were also converted into similar securities of Dunn-VA on substantially identical terms. On April 30, 1998, the shareholders of the Company approved the IDP Acquisition and the related reorganization.

Upon the closing of the IDP Acquisition, George D. Fuester and D. Oscar Fuester, who respectively are the President and the Executive Vice President of IDP Co. and the Vice President and President of PRIMO (now "PAC"), became directors of Dunn-VA and entered into employment agreements with the Company pursuant to which they will each receive options to purchase 300,000 shares of the Common Stock, of Dunn-VA subject to adjustment up to 400,000 shares under certain conditions. Subsequent to the IDP Acquisition, George and Oscar Fuester own an aggregate of approximately 8% of Dunn-VA's Common Stock.

The purchase of the IDP Acquisition was financed through the offering and sale of 3,250,000 shares of its Common Stock through a registered public offering, which also closed on May 1, 1998 and resulted in net proceeds to the Company of approximately $27,618,094 (before deducting expenses of the offering).

The following is an unaudited pro forma combined statement of operations for the Company for the three and six months ended April 30, 1998 which gives effect to the IDP Acquisition as if it had occurred on November 1, 1997.


                                   Second Quarter of Fiscal Year 1998                     First six months of iscal Year 1998
                           ---------------------------------------------------  ---------------------------------------------------
                                                          IDP                                                  IDP
                            Historical    Historical   Acquisit     Pro Forma     Historical    Historical   Acquisit    Pro Forma
                              Dunn(a)       IDP(b)      Adjust       Combined       Dunn(a)       IDP(b)      Adjust      Combined
                           -----------    -----------  --------   ------------  ------------   -----------  ---------  ------------
Net revenues               $ 6,352,969    20,156,348              $ 26,509,317  $ 16,782,138    45,356,871            $ 62,139,009
Cost of revenues             5,034,789    15,954,719                20,989,508    13,024,668    37,054,779              50,079,447
                           -----------    -----------  --------   ------------  ------------   -----------  ---------  ------------
Gross profit                 1,318,180     4,201,629                 5,519,809     3,757,470     8,302,092              12,059,562

Selling, general             1,069,582     4,173,428                 5,243,010     2,368,552     7,867,877              10,236,429
  & administrative exp
Amortization                                           (153,077)      (153,077)                              (153,077)    (153,077)
 of intangible assets (c )
                           -----------    -----------  --------   ------------  ------------   -----------  ---------  ------------
Income from                    248,598        28,201   (153,077)       123,722     1,388,918       434,215   (153,077)   1,670,056
operations

Other income
(expense)

Interest income                 21,255        19,012                    40,267        22,110        20,516                  42,626
Interest expense               (16,365)     (442,525)                 (458,890)      (54,839)     (667,061)               (721,900)
Miscellaneous, net             (38,248)      482,368                   444,120       (34,580)      486,912                 452,332
                           -----------    -----------  --------    ------------  ------------   -----------  --------  ------------
Net income                     215,240        87,056   (153,077)       149,219     1,321,609       274,582   (153,077)   1,443,114
  before income taxes

Provision for                   82,867         9,894                    56,702       500,529        63,612                 548,383
income tax
                           -----------    -----------             ------------  ------------   -----------             ------------
Net income                     132,373        77,162                    92,517       821,080       210,970                 894,731
                           -----------    -----------             ------------  ------------   -----------             ------------
                           -----------    -----------             ------------  ------------   -----------             ------------

Basic earnings per share   $      0.03          --                $       0.01  $       0.16                           $       0.11

Diluted earnings per share $      0.02                            $       0.01  $       0.14                           $       0.10


(a) Consolidated Statement of Operations for the Company for the three and six months ended April 30, 1998.
(b) Consolidated Statement of Operations for IDP Co. for the three and six months ended March 31, 1998.
(c) Represents amortization expense related to the intangible assets acquired in the IDP Acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS

Net revenues for the quarter ended April 30, 1998 were $6,352,969 as compared to $3,989,079 for the quarter ended April 30, 1997, an increase of 59.3%. In the quarter ended April 30, 1998, the Company delivered products resulting in net revenues of $2,594,474 to Lockheed Martin Corporation ("Lockheed") as compared to $114,831 for the quarter ended April 30,1997. The increase reflects additional deployments of systems under the DMS contract with Lockheed. An increase in revenues from the Company's contract with an intelligence agency of the federal government and the addition of revenue from operations of the Company's STMS subsidiary offset a decline in revenue from the US Courts.

Revenues for the six months ended April 30, 1998 were $16,782,138 compared to $9,492,429 for the six months ended April 30, 1997. The 76.8% increase was a result of the increase in revenues from Lockheed, intelligence agency and STMS.

Gross margin increased from 12.9% for the quarter ended April 30, 1997 to 20.7% for the quarter ended April 30, 1998. The increase can be attributed to an abnormally low gross margin in second quarter of 1997, the increase in revenue, and a higher concentration of higher margin products. Gross margin can fluctuate from quarter to quarter. For the six months ended April 30, gross margin was 19.2% in fiscal 1997, as compared to 22.4% in fiscal 1998.

For the quarter ended April 30, selling and marketing expenses increased from $112,259 in fiscal 1997 to $476,438 in fiscal 1998. The increase is attributable to increases in the Company's personnel, advertising, and the acquisition of STMS. For the six months ended April 30, selling and marketing increased from $293,766 in fiscal 1997 to $1,028,318 in fiscal 1998. As a percentage of revenue, selling and marketing expense increased from 3.1% for the six months ended April 30, 1997 to 6.1% for the six months ended April 30, 1998. The increase was a result of the Company's expansion of its marketing and sales personel and additional expenditures in advertising.

General and administrative expense increased from $216,361 for the quarter ended April 30, 1997 to $593,144 for the quarter ended April 30, 1998. The increase can be attributed to the increase in personnel, stockholders' relations, amortization of goodwill and the acquisition of STMS. For the six months ended April 30, general and administrative expense increase from $468,480 (4.9% of revenue)in fiscal 1997 to $1,340,234 (7.9% of revenue) in fiscal 1998 because of the increases to personel (23.1% of increase), stockholders' relations (7.2% of increase), and amortization of goodwill (14.4% of increase) and other operating expenses associated with the acquisition of STMS.

Other income (expense) decreased from income of $25,894 in the quarter ended April 30, 1997 to expense of ($38,248) for the quarter ended April 30, 1998. For the six months ended April 30, other income decreased from $ 33,562 in 1997 to expense of ($34,580) in 1998. For the quarter ended April 30, 1998 and for the six months ended April 30, 1998 the effective tax rate was 38.5% and 37.9%, respectively, of taxable income. Net income increased from $129,420 to a net income of $132,373 in the second quarter of 1998 compared to the second quarter of 1997. Net income for the first six months increased from $675,235 to $821,080 as a result of the above factors.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its cash flow needs through cash generated by operations and its bank credit arrangement.

The Company has a bank line of credit with First Union Bank for $4 million which expires on July 31, 1998. As of April 30, 1998 the Company had no outstanding balance on the line.

The Company has generated positive cash flows in the six months ended April 30, 1998. Cash from operating activities increased primarily from the payment of outstanding accounts receivable and the net income for the period offset by the decrease in accounts payable. In the six months ended April 30, 1997, the Company generated $592,895 from operating activities. In the six months ended April 30, 1998, the Company used $28,519 of its investing cash flow to purchase capital equipment. In the six months ended April 30, 1998, the Company used $535,000 in its financing activities to purchase treasury stock and payment of $42,926 on its capital lease obligations and notes payable.

Recently, national attention has focused on the potential problems and costs resulting from computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. While the Company believes that its internal software applications and the software in the systems it sells are year 2000 compliant, there can be no assurance until the year 2000 that all systems will function adequately. Further, if the software applications of others on whose services the Company depends are not Year 2000 compliant, such noncompliance could have a material adverse effect on the Company. The Year 2000 problem can be corrected either through software programming or by porting the application to a client/server network. The Company believes with its technical services and its client/server hardware product line, it provides Year 2000 solutions.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the stockholders was held on April 30, 1998. The prior Board of Directors comprised of Thomas P. Dunne, John d. Vazzana, Claudia N. Dunne, Vice Admiral E.A. Burkhalter, Jr., USN (Ret) and Daniel D. Sinnott, was re-elected, in its entirety, for a new one year term. Stockholders voted and approved an Agreement of Merger dated March 18, 1998 among the Company, Dunn Computer Corp., a Virginia corporation, ("Dunn-VA") and a wholly-owned subsidiary of the Company, under which all the outstanding shares of the Company's Common Stock will be exchanged for Common Stock of Dunn-VA and the Company would become a wholly-owned subsidary of Dunn-VA. The stockholders also voted and approved an amendment of the Company's 1997 Stock Option Plan to increase from 600,000 to 2,200,000 the number of shares of Dunn common stock subject to issuance thereunder and adoption of Dunn-VA's 1998 stock option plan that would replace the Company's 1997 Stock Option Plan. There were 3,692,774 shares present in person or by proxy, or 71.7% of the total shares outstanding, all of which were voted in favor of each proposal and the re-election of each of the directors of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit 11.1: Statement of computation of earnings per share.
Exhibit 27: Financial Data Schedule.

(b) The Company filed an amendment to the Form 8-K filed in connection with the STMS Inc. acquisition which occurred on September 12, 1997. The Form 8-K/A was filed on March 12, 1988.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Dunn Computer Corporation
                                       (Registrant)
Date    June 15, 1998            By:  /s/ John D. Vazzana
---------------------  -------------------------------------------
                                      John D. Vazzana,
                                  Executive Vice-President,
                                   Chief Financial Officer
                              (Principal Accounting Officer and
                                   Duly Authorized Officer)